Form 10-Q
period 2023-09-30
USANA HEALTH SCIENCES INC
filed 2023-11-07
CIK 896264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 3, 2023, there were 19,129,806 outstanding shares of the registrant’s common stock, $0.001 par value.

Auditor Name: KPMG LLP	Auditor Location: Salt Lake City, Utah	Auditor Firm ID: 185

USANA HEALTH SCIENCES, INC.
FORM 10-Q
For the Quarterly Period Ended September 30, 2023

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
•Information technology system failures, data security breaches, network disruptions, and cybersecurity attacks; and
•Acquisition, divestiture, and investment-related risks, including risks associated with past or future acquisitions.
Unless otherwise indicated or otherwise required by the context, the terms “we,” “our,” “it,” “its,” “Company,” and “USANA” refer to USANA Health Sciences, Inc. and its wholly owned subsidiaries.

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)
(unaudited)

	As of September 30, 2023	As of December 31, 2022
ASSETS
Current assets
Cash and cash equivalents	$307,081	$288,420
Inventories	60,081	67,089
Prepaid expenses and other current assets	23,298	28,873
Total current assets	390,460	384,382
Property and equipment, net	95,159	97,773
Goodwill	16,801	17,368
Intangible assets, net	29,462	32,432
Deferred tax assets	15,135	9,799
Other assets	54,131	54,795
	$601,148	$596,549
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$9,321	$11,049
Other current liabilities	103,238	132,784
Total current liabilities	112,559	143,833
Deferred tax liabilities	4,747	4,071
Other long-term liabilities	13,448	14,173
Stockholders' equity
Common stock, $0.001 par value; Authorized -- 50,000 shares, issued and outstanding 19,122 as of September 30, 2023 and 19,206 as of December 31, 2022	19	19
Additional paid-in capital	62,152	55,604
Retained earnings	428,447	391,636
Accumulated other comprehensive income (loss)	(20,224)	(12,787)
Total stockholders' equity	470,394	434,472
	$601,148	$596,549
The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except per share data)
(unaudited)

	Quarter Ended		Nine Months Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Net sales	$213,365	$233,300	$699,927	$770,641
Cost of sales	42,529	46,560	134,374	147,460
Gross profit	170,836	186,740	565,553	623,181
Operating expenses:
Associate incentives	89,926	98,090	298,376	336,914
Selling, general and administrative	63,303	66,020	198,325	201,204
Total operating expenses	153,229	164,110	496,701	538,118
Earnings from operations	17,607	22,630	68,852	85,063
Other income (expense):
Interest income	2,733	918	6,732	2,330
Interest expense	(43)	(32)	(117)	(160)
Other, net	234	(292)	375	(1,414)
Other income (expense), net	2,924	594	6,990	756
Earnings before income taxes	20,531	23,224	75,842	85,819
Income taxes	9,184	8,295	28,820	29,264
Net earnings	$11,347	$14,929	$47,022	$56,555

Earnings per common share
Basic	$0.59	$0.78	$2.44	$2.94
Diluted	$0.59	$0.78	$2.43	$2.93

Weighted average common shares outstanding
Basic	19,245	19,221	19,283	19,263
Diluted	19,372	19,252	19,376	19,325

Comprehensive income:
Net earnings	$11,347	$14,929	$47,022	$56,555
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(1,933)	(11,677)	(8,236)	(24,040)
Tax benefit (expense) related to foreign currency translation adjustment	185	1,134	799	3,583
Other comprehensive income (loss), net of tax	(1,748)	(10,543)	(7,437)	(20,457)
Comprehensive income	$9,599	$4,386	$39,585	$36,098
The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)
For the nine months ended October 1, 2022

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Value
Balance at January 1, 2022	19,393	$19	$50,010	$344,637	$458	$395,124
Net earnings				56,555		56,555
Other comprehensive income (loss), net of tax					(20,457)	(20,457)
Equity-based compensation expense			9,815			9,815
Common stock repurchased and retired	(288)	—	(3,031)	(22,351)		(25,382)
Common stock issued under equity award plans	93	—				—
Tax withholding for net-share settled equity awards			(4,556)			(4,556)
Balance at October 1, 2022	19,198	$19	$52,238	$378,841	$(19,999)	$411,099
For the nine months ended September 30, 2023

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Value
Balance at December 31, 2022	19,206	$19	$55,604	$391,636	$(12,787)	$434,472
Net earnings				47,022		47,022
Other comprehensive income (loss), net of tax					(7,437)	(7,437)
Equity-based compensation expense			10,952			10,952
Common stock repurchased and retired	(180)	—	(1,446)	(10,211)		(11,657)
Common stock issued under equity award plans	96	—				—
Tax withholding for net-share settled equity awards			(2,958)			(2,958)
Balance at September 30, 2023	19,122	$19	$62,152	$428,447	$(20,224)	$470,394
The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)
For the three months ended October 1, 2022

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Value
Balance at July 2, 2022	19,196	$19	$49,206	$363,912	$(9,456)	$403,681
Net earnings				14,929		14,929
Other comprehensive income (loss), net of tax					(10,543)	(10,543)
Equity-based compensation expense			3,076			3,076
Common stock issued under equity award plans	2	—				—
Tax withholding for net-share settled equity awards			(44)			(44)
Balance at October 1, 2022	19,198	$19	$52,238	$378,841	$(19,999)	$411,099
For the three months ended September 30, 2023

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Value
Balance at July 1, 2023	19,298	$19	$59,970	$427,311	$(18,476)	$468,824
Net earnings				11,347		11,347
Other comprehensive income (loss), net of tax					(1,748)	(1,748)
Equity-based compensation expense			3,670			3,670
Common stock repurchased and retired	(180)	—	(1,446)	(10,211)		(11,657)
Common stock issued under equity award plans	4	—				—
Tax withholding for net-share settled equity awards			(42)			(42)
Balance at September 30, 2023	19,122	$19	$62,152	$428,447	$(20,224)	$470,394
The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	September 30, 2023	October 1, 2022
Cash flows from operating activities
Net earnings	$47,022	$56,555
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities
Depreciation and amortization	9,790	10,101
Right-of-use asset amortization	5,734	6,057
(Gain) loss on sale of property and equipment	12	138
Equity-based compensation expense	10,952	9,815
Deferred income taxes	(4,218)	(8,314)
Changes in operating assets and liabilities:
Inventories	3,403	14,241
Prepaid expenses and other assets	5,116	1,160
Accounts payable	(2,357)	(2,742)
Other liabilities	(30,836)	(23,572)
Net cash provided by (used in) operating activities	44,618	63,439
Cash flows from investing activities
Proceeds from the settlement of net investment hedges	3,775	4,555
Payments for net investment hedge	(1,271)	—
Payments to acquire businesses	—	(6,532)
Proceeds from sale of property and equipment	13	4
Purchases of property and equipment	(7,170)	(7,115)
Net cash provided by (used in) investing activities	(4,653)	(9,088)
Cash flows from financing activities
Repurchase of common stock	(11,599)	(25,382)
Borrowings on line of credit	750	11,000
Payments on line of credit	(750)	(11,000)
Payments related to tax withholding for net-share settled equity awards	(2,958)	(4,556)
Payments for contingent consideration	(338)	—
Net cash provided by (used in) financing activities	(14,895)	(29,938)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(6,567)	(17,702)
Net increase (decrease) in cash, cash equivalents, and restricted cash	18,503	6,711
Cash, cash equivalents, and restricted cash at beginning of period	291,320	243,653
Cash, cash equivalents, and restricted cash at end of period	$309,823	$250,364
Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheets

Cash and cash equivalents	$307,081	$246,879
Restricted cash included in other assets	2,742	3,485
Total cash, cash equivalents, and restricted cash	$309,823	$250,364
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$5	$47
Income taxes	35,958	39,204
Cash received during the period for:
Income tax refund	1,164	96
Non-cash investing and financing activities:
Right-of-use assets obtained in exchange for lease obligations	4,963	5,108
Accrued purchases of property and equipment	1,384	204
Contingent consideration given to acquire businesses	—	886
Accrued excise tax for repurchase of common stock	58	—
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
The condensed consolidated balance sheet as of December 31, 2022, derived from audited consolidated financial statements, and the unaudited interim condensed consolidated financial information of the Company have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X promulgated by the SEC. Accordingly, certain information and disclosures that are normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. In the opinion of the Company’s management, the accompanying interim condensed consolidated financial information contains all adjustments, consisting only of normal recurring adjustments that are necessary to state fairly the Company’s financial position as of September 30, 2023, and results of operations and cash flows for the three and nine months ended September 30, 2023 and October 1, 2022.
The interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto that are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. The results of operations for the three and nine months ended September 30, 2023, are not necessarily indicative of the results that may be expected for the fiscal year ending December 30, 2023.

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
No other recent accounting pronouncements had, or are expected to have, a material impact on the Company's condensed consolidated financial statements.
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
(unaudited)
NOTE B – FAIR VALUE MEASURES - CONTINUED
As of September 30, 2023, and December 31, 2022, the following financial assets and liabilities were measured at fair value on a recurring basis using the type of inputs shown:

	September 30, 2023	Fair Value Measurements Using
		Inputs
		Level 1	Level 2	Level 3
Money market funds included in cash equivalents	$243,577	$243,577	$—	$—
Foreign currency contracts included in other current liabilities	(66)	—	(66)	—
Deferred compensation liabilities included in other long-term liabilities	(2,580)	—	(2,580)	—

	December 31, 2022	Fair Value Measurements Using
		Inputs
		Level 1	Level 2	Level 3
Money market funds included in cash equivalents	$211,539	$211,539	$—	$—
Foreign currency contracts included in other current liabilities	(3,150)	—	(3,150)	—
Deferred compensation liabilities included in other long-term liabilities	(1,632)	—	(1,632)	—
Contingent consideration included in other current liabilities of ($338) and other long-term liabilities of ($548)	(886)	—	—	(886)
There were no transfers of financial assets or liabilities between levels of the fair value hierarchy for the periods indicated.
The majority of the Company’s non-financial assets, which include long-lived assets, are not required to be carried at fair value on a recurring basis. However, if an impairment charge is required, a non-financial asset would be written down to fair value. As of September 30, 2023 and December 31, 2022, there were no non-financial assets measured at fair value on a non-recurring basis.
As of September 30, 2023 and December 31, 2022, the Company’s financial instruments include cash equivalents and restricted cash. The recorded values of cash equivalents and restricted cash approximate their fair values, based on their short-term nature.
The contingent consideration liability was (i) a contingent part of the purchase price payable by the Company to acquire substantially all of the assets of a business owned by the seller in July 2022, and (ii) based on the achievement of certain milestones by the business over a three-year period, and the seller's continued employment with the business. During the nine months ended September 30, 2023, the employee resigned from the business, which consequently terminated the employment relationship and the remaining contingent consideration of $548 was forfeited. This non-cash gain on contingent consideration is included in the change in "Other liabilities" line item on the Company’s condensed consolidated statements of cash flows.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
(unaudited)
NOTE C – INVENTORIES
Inventories consist of the following:

	September 30, 2023	December 31, 2022
Raw materials	$20,886	$21,776
Work in progress	3,899	4,285
Finished goods	35,296	41,028
Inventories	$60,081	$67,089
Noncurrent inventories	$3,720	$3,479
As of September 30, 2023, noncurrent inventories consisted of $2,323 of raw materials and $1,397 of finished goods inventory. As of December 31, 2022, noncurrent inventories consisted of $1,711 of raw materials and $1,768 of finished goods inventory. Noncurrent inventories are included in the “Other assets” line item on the Company’s condensed consolidated balance sheets. Noncurrent inventory is anticipated to be consumed beyond our normal operating cycle, but prior to obsolescence.
NOTE D – INVESTMENT IN EQUITY SECURITIES
As of September 30, 2023 and December 31, 2022, the carrying amount of equity securities without readily determinable fair values was $20,000 and is included in the “Other assets” line item on the Company’s condensed consolidated balance sheets.
During the three months ended September 30, 2023, no observable price changes occurred. During the nine months ended September 30, 2023, the Company evaluated an observable price change related to equity securities without readily determinable fair values. No adjustment to the carrying value of the securities was necessary based on the observable price change. During the three and nine months ended October 1, 2022, no observable price changes occurred. Additionally, no impairment of securities was recorded for the three and nine months ended September 30, 2023, and October 1, 2022.
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

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
(unaudited)
NOTE E – REVENUE AND CONTRACT LIABILITIES - CONTINUED
The following table presents Other Revenue for the periods indicated:

	Quarter Ended		Nine Months Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Other Revenue	$715	$894	$2,196	$2,689
Disaggregation of revenue by geographic region and major product line is included in Segment Information in Note K.
The following table provides information about contract liabilities from contracts with customers, including significant changes in the contract liabilities balances during the period:

	September 30, 2023	December 31, 2022
Contract liabilities at beginning of period	$20,875	$19,635
Increase due to deferral of revenue at end of period	10,384	20,875
Decrease due to beginning contract liabilities recognized as revenue	(19,734)	(19,635)
Contract liabilities at end of period	$11,525	$20,875
NOTE F - INTANGIBLE ASSETS
The Company performed its annual goodwill impairment test during the third quarter of 2023. The Company performed a qualitative assessment of each reporting unit and determined that it was not more-likely-than-not that the fair value of any reporting unit was less than its carrying amount. As a result, no impairment of goodwill was recognized.
The Company also performed its annual indefinite-lived intangible asset impairment test during the third quarter of 2023. The Company performed a qualitative assessment of the indefinite-lived intangible asset and determined that it was not more-likely-than-not that the fair value of the indefinite-lived intangible asset was less than the carrying amount. As a result, no impairment of the indefinite-lived intangible asset was recognized.
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
There was no outstanding debt balance on the Credit Facility as of September 30, 2023 and December 31, 2022. The obligations of the Company under the Credit Agreement are secured by the pledge of the capital stock of certain subsidiaries of the Company, pursuant to a Security and Pledge Agreement.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
(unaudited)
NOTE G – LINE OF CREDIT - CONTINUED
Interest on revolving borrowings under the Credit Facility is computed at BSBY, adjusted by features specified in the Credit Agreement. The covenants require the Company’s rolling four-quarter consolidated EBITDA (as defined in the Credit Agreement) to be $100,000 or greater and its ratio of consolidated funded debt to consolidated EBITDA to be equal to or less than 2.0 to 1.0 at the end of each quarter. The Credit Agreement does not include any restrictions on the payment of cash dividends or share repurchases by the Company. Consolidated EBITDA and consolidated funded debt are non-GAAP terms.
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
During the nine months ended September 30, 2023, the Company entered into and settled a European option with a notional amount of $81,343. During the nine months ended October 1, 2022, the Company entered into and settled a forward contract with a notional amount of $98,930. Both the European option and forward contract were designated as net investment hedges. No settlements occurred during the three months ended September 30, 2023 and October 1, 2022. For the nine months ended September 30, 2023 and October 1, 2022, the Company realized gains of $2,504 and $4,555, respectively, recorded to FCTA within AOCI. The Company assessed the hedge effectiveness under the forward rate method, determining the hedging instruments were highly effective.
As of September 30, 2023, there were no derivatives outstanding for which the Company has applied hedge accounting.

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
The following is a reconciliation of the numerator and denominator used to calculate basic EPS and diluted EPS for the periods indicated:

	Quarter Ended		Nine Months Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Net earnings available to common shareholders	$11,347	$14,929	$47,022	$56,555
Weighted average common shares outstanding - basic	19,245	19,221	19,283	19,263
Dilutive effect of in-the-money equity awards	127	31	93	62
Weighted average common shares outstanding - diluted	19,372	19,252	19,376	19,325
Earnings per common share from net earnings - basic	$0.59	$0.78	$2.44	$2.94
Earnings per common share from net earnings - diluted	$0.59	$0.78	$2.43	$2.93
Equity awards for the following shares were not included in the computation of diluted EPS due to the fact that their effect would be anti-dilutive:

Quarter Ended		Nine Months Ended
September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
315	439	322	328
During the three months ended September 30, 2023, the Company repurchased and retired 180 shares for $11,657 including accrued excise tax of $58. There were no shares repurchased during the three months ended October 1, 2022.
During the nine months ended September 30, 2023 and October 1, 2022, the Company repurchased and retired 180 shares and 288 shares for $11,657 and $25,382, respectively, under the Company's share repurchase plan. The excess of the repurchase price over par value is allocated between additional paid-in capital and retained earnings on a pro-rata basis. The purchase of shares under this plan reduces the number of shares outstanding in the above calculations.
As of September 30, 2023, the remaining authorized repurchase amount under the stock repurchase plan was $71,182. There is no expiration date on the remaining approved repurchase amount and no requirement for future share repurchases.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
(unaudited)
NOTE K – SEGMENT INFORMATION
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

	Quarter Ended		Nine Months Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Net Sales:
Direct-selling	$211,932	$230,996	$695,607	$768,337
All other	1,433	2,304	4,320	2,304
Consolidated Total	$213,365	$233,300	$699,927	$770,641
No single Associate accounted for 10% or more of net sales for the periods presented. The table below summarizes the approximate percentage of total product revenue for our Direct-selling segment that has been contributed by the Company’s nutritionals, food, and personal care and skincare products for the periods indicated.

	Quarter Ended		Nine Months Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
USANA® Nutritionals	86%	86%	87%	86%
USANA Foods(1)	7%	7%	7%	7%
Personal care and Skincare	6%	6%	5%	6%
All Other	1%	1%	1%	1%
(1)Includes the Company’s Active Nutrition line.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
(unaudited)
NOTE K – SEGMENT INFORMATION - CONTINUED
Selected Financial Information
Financial information, presented by geographic region is listed below:

	Quarter Ended		Nine Months Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Net Sales to External Customers
Asia Pacific
Greater China	$106,609	$109,682	$359,178	$384,196
Southeast Asia Pacific	39,151	47,308	124,774	149,880
North Asia	24,244	25,667	79,381	84,409
Asia Pacific Total	170,004	182,657	563,333	618,485
Americas and Europe	43,361	50,643	136,594	152,156
Consolidated Total	$213,365	$233,300	$699,927	$770,641

The following table provides further information on markets representing ten percent or more of consolidated net sales and long-lived assets, respectively:

	Quarter Ended		Nine Months Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Net sales:
China	$94,674	$97,443	$322,589	$346,086
South Korea	$23,745	$25,099	$77,537	$82,439
United States	$22,981	$26,942	$72,647	$79,803

	As of
	September 30, 2023	December 31, 2022
Long-lived assets:
United States	$89,026	$89,150
China	$76,104	$83,938

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
Overview
We develop and manufacture high quality, science-based nutritional and personal care and skincare products that are distributed internationally primarily through direct selling. We use this distribution method because we believe it is more conducive to meeting our vision as a company, which is to improve the overall health and nutrition of individuals and families around the world. Our customer base is primarily comprised of two types of customers: “Associates” and “Preferred Customers,” referred to together as “active Customers.” Our Associates also sell our products to retail customers. Associates share in our company vision by acting as independent distributors of our products in addition to purchasing our products for their personal use. Preferred Customers purchase our products strictly for personal use and are not permitted to resell or to distribute the products. We only count as active Customers those Associates and Preferred Customers who have purchased from us at any time during the most recent three-month period. As of September 30, 2023, we had approximately 464,000 active Customers worldwide.
We have operations in multiple markets, with sales and expenses being generated and incurred in multiple currencies. Our reported U.S. dollar sales and earnings can be significantly affected by fluctuations in currency exchange rates. In general, our operating results are affected positively by a weakening of the U.S. dollar and negatively by a strengthening of the U.S. dollar. During the nine months ended September 30, 2023, net sales outside of the United States represented 89.6% of consolidated net sales. In our net sales discussions that follow, we approximate the impact of currency fluctuations on net sales by translating current year sales at the average exchange rates in effect during the comparable periods of the prior year.

Products
The following table summarizes the approximate percentage of total product revenue for our Direct-selling segment that has been contributed by our major product lines and our top-selling products for the current and prior-year periods as indicated:

	Nine Months Ended
	September 30, 2023	October 1, 2022
Product Line
USANA® Nutritionals
Optimizers	71%	69%
Essentials/CellSentials(1)	16%	17%
USANA Foods(2)	7%	7%
Personal care and Skincare	5%	6%
All Other	1%	1%
Key Product
USANA® Essentials/CellSentials	10%	11%
Proflavanol®	10%	10%
Probiotic	10%	10%
(1)Represents a product line consisting of multiple products, as opposed to the actual USANA® Essentials / CellSentials product.
(2)Includes our Active Nutrition line.

Customers
Because we sell our products to a customer base of independent Associates and Preferred Customers, we increase our sales by increasing the number of our active Customers, the amount they spend on average, or both. Our primary focus continues to be increasing the number of active Customers. We believe this focus is consistent with our vision of improving the overall health and nutrition of individuals and families around the world. Sales to Associates account for approximately 52% of Direct-selling segment sales during the nine months ended September 30, 2023, with the remainder of our sales being to Preferred Customers. Increases or decreases in product sales are typically the result of variations in the volume of product sold relating to fluctuations in the number of active Customers purchasing our products. The number of active Associates and Preferred Customers is, therefore, used by management as a key non-financial indicator to evaluate our operational performance.
The table below summarizes the changes in our active Customer base by geographic region, rounded to the nearest thousand as of the dates indicated:

	Total Active Customers by Region				Change from Prior Year	Percent Change
	As of September 30, 2023		As of October 1, 2022
Asia Pacific:
Greater China	230,000	49.6%	213,000	44.9%	17,000	8.0%
Southeast Asia Pacific	83,000	17.9%	95,000	20.1%	(12,000)	(12.6%)
North Asia	49,000	10.5%	54,000	11.4%	(5,000)	(9.3%)
Asia Pacific Total	362,000	78.0%	362,000	76.4%	—	—%
Americas and Europe	102,000	22.0%	112,000	23.6%	(10,000)	(8.9%)
	464,000	100.0%	474,000	100.0%	(10,000)	(2.1%)

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
Results of Operations
Summary of Financial Results
Net sales for the third quarter of 2023 decreased 8.5% to $213.4 million, a decrease of $19.9 million, compared with the prior-year quarter. The decrease in net sales was primarily the result of a 2.1% decline in active Customers compared to the prior-year quarter, partially offset by modest price increases. Additionally, unfavorable changes in currency exchange rates negatively impacted net sales by an estimated $4.7 million.
Net earnings for the third quarter of 2023 were $11.3 million, a decrease of 24.0% compared with $14.9 million during the prior-year quarter. The decrease in net earnings was the result of decreased sales and higher relative operating expenses combined with an increase in effective tax rate.
Quarters Ended September 30, 2023 and October 1, 2022
Net Sales
The following table summarizes the changes in net sales by geographic region for the fiscal quarters ended as of the dates indicated:

	Net Sales by Region (in thousands) Quarter Ended				Change from prior year	Percent change	Currency impact on sales	Percent change excluding currency impact
	September 30, 2023		October 1, 2022
Asia Pacific
Greater China	$106,609	50.0%	$109,682	47.0%	$(3,073)	(2.8%)	$(5,377)	2.1%
Southeast Asia Pacific	39,151	18.3%	$47,308	20.3%	(8,157)	(17.2%)	(532)	(16.1%)
North Asia	24,244	11.4%	$25,667	11.0%	(1,423)	(5.5%)	487	(7.4%)
Asia Pacific Total	170,004	79.7%	182,657	78.3%	(12,653)	(6.9%)	(5,422)	(4.0%)
Americas and Europe	43,361	20.3%	50,643	21.7%	(7,282)	(14.4%)	745	(15.9%)
	$213,365	100.0%	$233,300	100.0%	$(19,935)	(8.5%)	$(4,677)	(6.5%)

Asia Pacific: The decline in this region is largely the result of lower active Customer counts in the Southeast Asia Pacific and North Asia sub-regions, partially offset by an increase in active Customer counts in Greater China, as well as modest price increases throughout the region. The increase in constant currency net sales in Greater China was primarily the result of a sales increase in China, where local currency net sales increased 2.7%, due to an 8.8% increase in active Customers. The decrease in constant currency net sales in Southeast Asia Pacific is largely the result of sales declines in the Philippines and Australia, which had local currency net sales declines of 38.1%, and 12.0%, due to a 33.3%, and 6.3% decrease in active Customers, respectively. The decrease in constant currency net sales in North Asia was primarily the result of a 7.2% decrease in local currency net sales in South Korea due to a 7.7% decrease in active Customers.
Americas and Europe: The decrease in this region is largely the result of lower active Customer counts in the region, partially offset by modest price increases. The decrease in constant currency net sales is largely the result of sales declines in the United States and Canada, which had local currency net sales declines of 20.0%, and 10.1%, due to a 14.0%, and 11.1% decrease in active Customers, respectively.
Gross Profit
Gross profit increased 10 basis points to 80.1% of net sales, up from 80.0% in the prior-year quarter. The increase can primarily be attributed to decreased scrap and freight charges as well as modest price increases. These increases were partially offset by unfavorable changes in currency exchange rates, higher material costs, and loss of leverage on lower sales.
Associate Incentives
Associate incentives increased 10 basis points to 42.1% of net sales, up from 42.0% in the prior-year quarter. The relative increase can primarily be attributed to changes in market sales mix, and increased spending on Associate related incentive trips in certain markets. These increases were partially offset by modest price changes.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased 140 basis points relative to net sales and decreased $2.7 million in absolute terms. The relative increase is largely due to a loss of leverage on lower year-over-year net sales offset in part by a decline in variable selling, general and administrative costs. The decreased expense in absolute terms can be primarily attributed to lower costs on meetings and events held during the current quarter.
Income Taxes
Income taxes increased to 44.7% of pre-tax earnings, up from 35.7% of pre-tax earnings in the prior-year quarter as a result of an increase to the year-to-date effective tax rate estimate. This increase can primarily be attributed to an unfavorable change in the mix of taxable income by market.
Diluted Earnings per Share
Diluted EPS decreased 24.4% to $0.59 as compared to $0.78 reported in the prior-year quarter. This decrease can be attributed to lower net earnings.

Nine Months Ended September 30, 2023 and October 1, 2022
Net Sales
The following table summarizes the changes in net sales by geographic region for the nine months ended as of the dates indicated:

	Net Sales by Region (in thousands)				Change from prior year	Percent change	Currency impact on sales	Percent change excluding currency impact
	Nine Months Ended
	September 30, 2023		October 1, 2022
Asia Pacific
Greater China	$359,178	51.3%	$384,196	49.9%	$(25,018)	(6.5%)	$(21,146)	(1.0%)
Southeast Asia Pacific	124,774	17.8%	$149,880	19.4%	(25,106)	(16.8%)	(4,230)	(13.9%)
North Asia	79,381	11.4%	$84,409	11.0%	(5,028)	(6.0%)	(2,343)	(3.2%)
Asia Pacific Total	563,333	80.5%	618,485	80.3%	(55,152)	(8.9%)	(27,719)	(4.4%)
Americas and Europe	136,594	19.5%	152,156	19.7%	(15,562)	(10.2%)	204	(10.4%)
	$699,927	100.0%	$770,641	100.0%	$(70,714)	(9.2%)	$(27,515)	(5.6%)

Asia Pacific: The decrease in constant currency net sales in Greater China was primarily the result of a sales decline in China and Taiwan where local currency net sales decreased 0.6% and 5.3%, respectively. There were local currency declines in all markets in the Southeast Asia Pacific sub-region, most notable in the Philippines, Australia, and Malaysia, which had local currency net sales declines of 26.3%, 11.7%, and 4.5%, respectively. The decrease in constant currency net sales in North Asia was primarily the result of a local currency sales decline of 3.5% in South Korea.
Americas and Europe: There were local currency sales declines in all markets in this region. The decrease in constant currency net sales is largely the result of sales declines in the United States and Canada, which had local currency net sales declines of 14.4%, and 8.0%, respectively.
Gross Profit
Gross profit decreased 10 basis points to 80.8% of net sales, down from 80.9% for the nine months ended October 1, 2022. The decrease in gross profit margin can be attributed to increases in material costs, unfavorable changes in currency exchange rates, and loss of leverage on lower net sales, partially offset by decreased inventory valuation adjustments, and the impact of modest price increases.
Associate Incentives
Associate incentives decreased 110 basis points to 42.6% of net sales, down from 43.7% for the nine months ended October 1, 2022. The relative decrease can primarily be attributed to decreases in promotional and program incentives. Additionally, price increases modestly contributed to the decrease in associate incentives.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased 220 basis points relative to net sales and decreased $2.9 million in absolute terms. The relative increase can be attributed to leverage lost on lower net sales offset in part by a decline in variable selling, general and administrative costs. The decreased expense in absolute terms can be primarily attributed to a decrease in variable operating expenses.
Income Taxes
Income taxes increased to 38.0% of pre-tax earnings, up from 34.1% of pre-tax earnings for the nine months ended October 1, 2022. The effective tax rate increase is due primarily to an unfavorable change in the mix of pre-tax income by market.

Diluted Earnings per Share
Diluted EPS decreased 17.1% to $2.43 as compared to $2.93 reported for the nine months ended 2022. This decrease can be attributed to lower net earnings.
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
We believe our current liquidity is adequate to meet our cash requirements and sustain our operations through cash flow from operations. Maintaining a capital structure that emphasizes sufficient liquidity and adaptability in the prevailing economic climate is our top priority. We actively assess potential acquisition opportunities and investments in complementary ventures. While we continuously aim to preserve ample liquidity and ensure business continuity amid uncertainties, we also explore initiatives such as stock repurchases. These strategic decisions have the potential to impact our liquidity, enabling us to navigate these challenging times effectively.
Cash and Cash Equivalents
Cash and cash equivalents increased to $307.1 million as of September 30, 2023, from $288.4 million as of December 31, 2022. Cash flow provided by operating activities was $44.6 million partially offset by cash used in financing activities of $14.9 million, and cash used in investing activities of $4.7 million.
The table below presents concentrations of cash and cash equivalents by market for the periods indicated:

	Cash and cash equivalents (in millions)
	As of September 30, 2023	As of December 31, 2022
United States	182.1	114.1
China	85.9	129.8
All other markets	39.1	44.5
Total Cash and cash equivalents	$307.1	$288.4
Cash Flows Provided by Operations
As discussed above, our principal source of liquidity comes from our net cash flow from operations. Net cash flow provided by operating activities was $44.6 million for the first nine months of 2023. Net earnings combined with adjustments of non-cash items contributed positively to our net cash flow provided by operating activities, partially offset by cash used to pay accrued associate incentives and the 2022 annual employee bonus.
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
Summary
We believe our current cash balances, future cash provided by operations, and amounts available under our line of credit will be sufficient to cover our operating and capital needs in the ordinary course of business for the foreseeable future. If we experience an adverse operating environment or unanticipated and unusual capital expenditure requirements, additional financing may be required. No assurance can be given, however, that additional financing, if required, would be available to us at all or on favorable terms. We might also require or seek additional financing for the purpose of expanding into new markets, growing our existing markets, mergers and acquisitions, or for other reasons. Such financing may include the use of debt or the sale of additional equity securities. Any financing which involves the sale of equity securities or instruments that are convertible into equity securities could result in immediate and possibly significant dilution to our existing shareholders.
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
As of the end of the period covered by this report, our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer) evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a- 15(e) under the Exchange Act). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2023.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2023, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Our share repurchase plan has been ongoing since the fourth quarter of 2000, with the Board of Directors periodically approving additional dollar amounts for share repurchases under the plan. At September 30, 2023, the authorized amount available for repurchases under the plan was $71.2 million.
Repurchases are made from time to time at management’s discretion in accordance with applicable federal securities laws. Repurchases may occur through open market purchases, pursuant to a Rule 10b5-1 trading plan, or in other transactions as permitted by the rules of the SEC. There is no requirement for future share repurchases, and there is no expiration date of the repurchase plan.

The following table summarizes information relating to purchases of our common stock made by or on behalf of the Company during the quarter ended September 30, 2023.

Issuer Purchases of Equity Securities
(amounts in thousands, except per share data)

Period	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Fiscal July
(Jul. 2, 2023 through Aug. 5, 2023)	—	$—	—	$82,839
Fiscal August
(Aug. 6, 2023 through Sep. 2, 2023)	166	$64.56	166	$72,052
Fiscal September
(Sep. 3, 2023 through Sep. 30, 2023)	14	$62.89	14	$71,182
	180		180
(1) Represents the approximate weighted-average price paid per share excluding accrued excise taxes.

Item 5. OTHER INFORMATION
During the fiscal quarter ended September 30, 2023, none of our directors or officers informed us of the adoption, modification or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

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

Date: November 7, 2023	USANA HEALTH SCIENCES, INC.

/s/ G. Douglas Hekking
G. Douglas Hekking
Chief Financial Officer (Principal Financial Officer)