Form 10-K
period 2023-12-30
USANA HEALTH SCIENCES INC
filed 2024-02-27
CIK 896264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 30, 2023
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
______________________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. Yes ☒ No ☐

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

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of common stock held by non-affiliates of the registrant as of July 1, 2023, was approximately $699,225,000 based on a closing market price of $63.04 per share.
There were 19,240,514 shares of the registrant’s common stock outstanding as of February 23, 2024.
DOCUMENTS INCORPORATED BY REFERENCE

The registrant incorporates by reference into Part III (Items 10, 11, 12, 13, and 14) of this report certain information contained in its Definitive Proxy Statement to be filed with the Securities and Exchange Commission no later than 120 days after the end of the registrant’s fiscal year ended December 30, 2023, in connection with the registrant’s 2024 Annual Meeting of Shareholders to be held May 6, 2024.

Auditor Name: KPMG LLP	Auditor Location: Salt Lake City, Utah	Auditor Firm ID: 185

USANA HEALTH SCIENCES, INC.
FORM 10-K
For the Fiscal Year Ended December 30, 2023

Cautionary Note Regarding Forward-Looking Statements and Certain Risks
This report contains “forward-looking statements” within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new products; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Forward-looking statements may include, but are not limited to, statements regarding future financial results, long-term value creation goals, productivity, raw material prices and related costs, supply chain, asset impairment, litigation, sustainability and environmental, social and governance (“ESG”) efforts, compliance with current or proposed international laws and regulations, the impact of COVID-19 or other pandemics, or geo-political tensions, conflicts or wars on our operations. Forward-looking statements can be identified by words such as: “anticipate,” “intend,” “plan,” “seek,” “believe,” “project,” “estimate,” “expect,” “strategy,” “future,” “likely,” “may,” “should,” “will” and similar references to future periods. Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely unduly on forward-looking statements.
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
•Extensive regulation of our business model and uncertainties relating to the interpretation and enforcement of applicable laws and regulations governing direct selling and anti-pyramiding in the United States, China, and other markets where we have operations;
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
•Any resurgence of the COVID-19 pandemic and its impact, which is highly unpredictable and could be significant and could harm our business, operations, and financial results;

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
•Geo-political tensions or conflicts, including impacts from the conflicts involving Russia and Ukraine, and Israel and Palestine, deterioration in foreign relations, as well as disputes or tensions among other countries around the world in general or among the United States, China, and other countries;
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

PART I
Item 1. Business
General
USANA Health Sciences, Inc. is a global direct-selling nutrition, personal health and wellness company. In 2023, we generated $921 million in net sales and finished the year with approximately 483,000 active Customers worldwide. We were founded in 1992 by Myron W. Wentz, Ph.D. and since that time, we have developed and manufactured high quality, science-based nutritional, personal care and skincare products with a primary focus on promoting long-term health and wellness. In so doing, we are committed to continuous product innovation and sound scientific research. We have operations in 25 geographic markets worldwide, where we distribute and sell our products by way of direct selling. Mainland China (“China”) is our largest market and single largest source of revenue, representing approximately 46.4% of net sales and approximately 48.9% of active Customers. Late in the fourth quarter of 2023, we commenced operations in our newest market, India. We distribute our products through the direct selling channel, because we believe it is the most conducive sales channel to meeting our vision, which is improving the overall health and nutrition of individuals and families around the world. As a U.S.-based multi-national corporation with an expanding international presence, our operating results are sensitive to currency fluctuations, as well as economic and political conditions in markets throughout the world. Additionally, we are subject to the various laws and regulations in the United States, China, and the other markets in which we operate with respect to the products that we manufacture, and sell, and our method of distribution. We are a U.S. public company listed on the New York Stock Exchange ("NYSE") and subject to the rules of the SEC.
Our customer base is primarily comprised of two types of customers: “Associates” and “Preferred Customers” referred to collectively as “active Customers.” Our Associates also sell our products to retail customers. Associates share in our company vision by acting as independent distributors of our products, in addition to purchasing our products for their personal use. In 2023, we launched our Affiliate program in the United States, Canada, and Mexico and are evaluating introducing the program in other markets. This program offers another sales and compensation opportunity to individuals who are interested in selling USANA products. Affiliates are discussed and reported in this report as part of our Associates. Preferred Customers purchase our products strictly for personal use and are not permitted to resell or to distribute the products. We only count as active Customers those Associates and Preferred Customers who have purchased from us at any time during the most recent three-month period.
This “Item 1. Business” provides detailed information about our world-wide business, including who we are, what we do and where we are headed. Unless otherwise specified, current information reported in this Annual Report on Form 10-K for the fiscal year ended December 30, 2023 (this “report” or “Annual Report”) is as of or for the fiscal year ended December 30, 2023. We also discuss the development of our company and the geographic areas where we do business. For the year ended December 30, 2023, there were no material changes to our corporate structure or our method of conducting business.
Current Focus and Growth Strategy
In 2024, we plan to continue to execute our global growth strategy which remains focused on increasing the number of active Customers in each of our markets. We plan to do this by (i) increasing in-person and digital engagement with our Associates around the world; (ii) implementing and executing market specific promotional and incentive strategies; (iii) continuing to advance our digital commerce initiatives to support our business; (iv) introducing new products, and continuing to pursue product development and further leveraging our foods manufacturing facility; (v) focusing on our China market and our customer base in that market; (vi) pursuing growth in India and evaluating further international expansion; and (vii) advancing our business development strategy by evaluating new acquisition opportunities and growing the two companies we acquired in 2022. Further information on these strategies is set out below.
Associate Engagement
We will continue to offer, promote, and advance in-person engagement events, and incentive trips with our Associates. Our engagement efforts will include an increase in smaller meetings and events in our various markets, as well as continuing to promote and offer our large scale events like our China National Meeting and Asia Pacific Convention. Our objective continues to be increasing and improving collaboration amongst our management team, Associates and their customers. We will also continue to simplify and condense our promotional and marketing messaging by supporting our Associates in focusing on the science-based differentiation of USANA's products, which includes our proprietary

InCelligence Technology®. InCelligence™ is our patented technology that supports the body's natural ability to nourish, protect and renew itself.
Market-Specific Strategies
We will continue to pursue market-specific strategies to facilitate customer growth and strengthen our business around the world. While we plan to increase the cadence of promotional and incentive activity across our regions, we will continue to execute strategically timed, market- and region-specific incentives in lieu of larger, world-wide incentive offerings. We also plan to continue offering strategically timed product promotions to increase product demand and drive customer growth.
Digital Commerce Initiatives
We will continue to invest in, expand, and enhance our digital capabilities to increase our number of active Customers, increase Associate engagement and improve our overall customer experience. In particular, we will continue to enhance our digital tools surrounding the development of promotional and marketing assets for our Associates, our onboarding program, Affiliate program, shopping cart, and other key Associate resources.

Product Development
We will continue to invest in research and development and product innovation to ensure that USANA remains a leader in clinical nutrition. We also plan to introduce new science-based products in 2024 and over the next several years. Our foods plant ("USANA North" facility) in Salt Lake City, UT, houses the manufacturing for our foods-related products. In 2023, we moved more of the production of our Active Nutrition products to USANA North and plan to do the same in 2024. In 2023, we also moved the production of Rise Bar's products to USANA North to realize cost savings, increase production efficiency, and provide Rise Bar with increased capacity to grow its customer base. We plan to increase Rise Bar production in 2024. Overall, we believe our investment in USANA North allows us to be more agile and cost efficient in responding to both current and future opportunities.
China Strategy
We will continue to increase and execute our strategic initiatives in China, some of which include:
•Targeting a new customer demographic in China through simple, easy-to-use, digitally-based customer acquisition, fulfillment and service initiatives.
•Enhancing our digital capabilities, which entails continued digital investments to improve the overall customer experience. These investments continue to target improving our (i) onboarding process; (ii) shopping experience and app; and (iii) promotional, marketing and training assets.
•Expanding third-party research, collaborations, and partnerships, including those with the National Sports Training Bureau and Beijing University of Chinese Medicine (China).
India and International Expansion
Late in the fourth quarter of 2023, we commenced operations in India and are optimistic about the long-term growth potential of this new market. In 2024, we will continue to execute our post-launch market growth strategy by supporting our India team, expanding the portfolio of products we offer in India, and enhancing our promotional and marketing assets in the market. We continue to believe that growth opportunities exist in new international markets and will continue to evaluate new market opportunities for USANA's business.
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
In 2022, we completed the acquisition of two companies, Rise Bar and Oola Global, LLC "(Oola"). Rise Bar manufactures and sells high-quality protein bars that are formulated to help customers achieve their health goals through clean and simple ingredients. Oola is an emerging direct selling company that offers a personal development framework that helps individuals create a life of balance, growth, and purpose. As Rise Bar and Oola continue to operate and grow independently of USANA, we will continue to leverage their knowledge, experience, and technology to grow USANA’s core business. We will also continue to utilize USANA's assets and resources to support growth objectives for Rise Bar and Oola. For further details of these acquisitions, see Note B to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report, which is incorporated by reference.
Products
The following table summarizes information concerning the principal product lines of our Direct-selling segment.

Product Line/Category	Description	Percent of Product Sales by Fiscal Year	Product examples
USANA® Nutritionals Optimizers	Consists of targeted supplements designed to meet individual health and nutritional needs. These products support needs such as cardiovascular health, skeletal/structural health, and digestive health and are intended to be used in conjunction with the Essentials/CellSentials	2023 – 71% 2022 – 70% 2021 – 68%	Proflavanol® CoQuinone® 30 BiOmega-3™
Essentials/CellSentials®(1)	Includes core vitamin and mineral supplements that provide a foundation of advanced total body nutrition for every age group beginning with children 13 months of age.	2023 – 16% 2022 – 17% 2021 – 18%	USANA CellSentials Essentials HealthPak 100™
Foods(2)	Includes meal replacement shakes, snack bars, and other related products that promote healthy weight management, digestive health, energy and hydration through a holistic approach. These products can be used along with Essentials and Optimizers to provide a complete and healthy diet and sustained energy throughout the day.	2023 – 7% 2022 – 7% 2021 – 7%	Nutrimeal Fibergy RESET™ weight-management program
Personal care and Skincare
Includes our premium science-based personal care products and Celavive, our innovative skincare system formulated with our USANA InCelligence Technology®. Celavive offers a comprehensive skincare regimen benefiting multiple skincare types and ethnicities, upgraded science, and more noticeable user benefits.
		2023 – 5% 2022 – 5% 2021 – 6%	Vitalizing Serum Protective Day Cream Replenishing Night Cream Protective Day Cream Perfecting Toner
All Other	Includes materials and online tools that are designed to assist our Associates in building their businesses and in marketing our products.	2023 – 1% 2022 – 1% 2021 – 1%	Associate Starter Kit Product Brochures Logo Merchandise
(1) Represents a product line consisting of multiple products.
(2) Includes our Active Nutrition line.
In addition to the products described above, we offer products designed specifically for prenatal, infant, and young-child age groups in China. As we continue to focus on innovation, we will look for innovative product opportunities such as our Celavive and Active Nutrition product lines.

Total product sales, as a percentage of net sales, represented by our top-selling products for the last three fiscal years is as follows:

	Year Ended
	2023	2022	2021
Key Product
USANA Essentials/CellSentials(1)	10%	11%	12%
Proflavanol	10%	10%	10%
Probiotic	9%	10%	9%
(1) Represents specific products within the product line Essentials/CellSentials
Other top-selling products include our Hepasil, Soy Lecithin, and HealthPak™.
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
Asia Pacific
(1)Asia Pacific is organized into three sub-regions: Greater China, Southeast Asia Pacific, and North Asia. Markets included in each of these sub-regions are as follows:
(i)Greater China - Hong Kong, Taiwan, and China. Our business in China is conducted by BabyCare
(ii)Southeast Asia Pacific – Australia, New Zealand, Singapore, Malaysia, the Philippines, Thailand, Indonesia, and India(2)
(iii)North Asia – Japan and South Korea
Americas and Europe
(2)Americas and Europe – United States, Canada, Mexico, Colombia, and Europe (the United Kingdom, France, Germany, Spain, Italy, Romania, Belgium, and the Netherlands)
(2) We commenced operation in this market near the end of the fourth quarter of 2023
Impact of Foreign Currency Exchange
Because we have operations in multiple markets, with sales and expenses generated and incurred in multiple currencies, our reported U.S. dollar sales and earnings can be significantly affected by fluctuations in currency exchange rates. In general, our operating results are affected positively by a weakening of the U.S. dollar and negatively by a strengthening of the U.S. dollar. In 2023, net sales outside of the United States represented approximately 89.6% of consolidated net sales.
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
When developing and manufacturing our products, we follow the highest applicable industry quality standards, as established by the U.S. Food and Drug Administration (“FDA”), U.S. Pharmacopeia (“USP”), and other leading non-governmental agencies (“NGO”). Our ingredients are selected to meet a number of criteria and our quality control is maintained through controlled sourcing of raw ingredients, manufacturing, packaging and labeling, with testing occurring at multiple stages throughout the manufacturing process.

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
The R&D team is also involved in protecting our proprietary position with exclusive ingredients, proprietary formulations, product-specific scientific validation, and in some cases, patent protection. Research continues to support our proprietary InCelligence technology, advances in microbiome supplementation, immune system support, stress adaptation, healthy aging, and brain health. In 2023, our research team experienced growth as we dedicated more resources to explore ingredients with a specific emphasis on cell-signaling. This expansion aims to uncover new leads for developing proprietary formulas intended to positively impact cellular health.
Our in-house research team has established and maintained good working relationships with scientists at a number of universities and research institutes, including the University of Washington, the University of Utah, The Foods for Health Institute at The University of California Davis, Roseman University of Health Sciences, University of Memphis, Beijing University of Chinese Medicine (China) ("BUCM"), Peking University (China), Central Queensland University (Australia), University of Ghent (Belgium), and other academic institutions globally. These relationships help us continue to advance our knowledge, expertise and leadership in several areas of applied human nutrition. Working with these partners, we select products at all stages of development for preclinical and clinical studies, including funding multiple studies through BUCM. These preclinical and clinical studies are focused on cell-signaling and traditional Chinese medicine to serve as a pipeline of innovative ingredients. During 2023, we had seven clinical studies underway at multiple stages of completion. For completed studies, we published on manuscript, with the others currently under data analysis or manuscript preparation.
In fiscal years 2023, 2022, and 2021, we expended $11.4 million, $11.6 million, and $11.1 million, respectively, on product R&D activities. We expect to continue investing in R&D to advance our expertise and leadership in cellular nutrition, as well as overall health and wellness. In 2024, we plan to shift spending towards increased investments into early stage research and scientific investigations as we believe our trusted history of scientifically-supported products is a sustainable competitive advantage that provides a substantial barrier to entry for competitors who wish to enter our space.
Manufacturing and Quality Assurance
We conduct manufacturing, production and quality control operations for approximately 67% of our products in-house. We have established and maintain a manufacturing and quality control facility at our corporate headquarters in Salt Lake City, Utah. In 2019, we added a 54,000 square foot manufacturing facility located adjacent to our corporate headquarters, which expanded our manufacturing capabilities to allow us to manufacture our food products in-house. This adjacent facility started to produce product during the fourth quarter of 2020. BabyCare manufactures and produces the majority of its products in-house and maintains manufacturing and quality control facilities in Beijing, China and Tianjin, China.

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
Third-Party Suppliers and Manufacturers
We contract with third-party suppliers and manufacturers for the production of certain of our products, which account for approximately 33% of our product sales. These third-party suppliers and manufacturers produce and, in most cases, package these products according to formulations that have been developed by or in conjunction with our in-house product development team. These products include most of our gelatin-capsulated supplements, Rev3 Energy® Drink,

Probiotics, and powdered drink mixes. In 2024, our intention is to continue transitioning the production of our powdered drink mixes to our USANA North facility.
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
Structure of Direct Selling Program
Overview. Although our direct selling philosophy and strategy are generally consistent in our markets around the world, certain aspects of our business may differ from market to market as a result of different legal and regulatory regimes, operational requirements or other factors. These differences may include how individuals join USANA, the compensation they are paid, the products they sell, and other components of their relationship with USANA. For example, China has enacted and maintains unique business laws and regulations governing direct selling that differ materially from our other markets around the world. Consequently, we have adjusted our direct selling program in China to comply with these laws and regulations. To do this, we operate our business in China through BabyCare. BabyCare utilizes a business model in China that is consistent with the philosophy of our world-wide business model, but differs in structure from our other markets. These differences are explained below under “China Business.”
Associates. Outside of China, a person who wishes to sell USANA products must join our independent sales force as an Associate. A person becomes a USANA Associate by completing an application under the sponsorship of an existing Associate. The new Associate then becomes part of the sponsoring Associate’s sales organization. New Associates must agree to adhere to the USANA policies and procedures. Under our policies and procedures, Associates may not, among other things: (i) use deceptive or unlawful practices to sell USANA products; (ii) make deceptive or unlawful claims or representations concerning our products or Compensation Plan; or (iii) sell competitive products to other USANA Associates or solicit USANA Associates to participate in other direct selling opportunities. Associates who violate our policies are subject to discipline, which may include the termination of their purchase and distribution rights. New Associates are required to purchase a starter kit that includes a detailed manual describing our business and products, as well as our policies and procedures. We sell these kits at a nominal price averaging approximately $15 in each of our markets and these kits are fully refundable under our return policy, which is described elsewhere in this report. No other direct investment is required to become an Associate.
Once a person becomes an Associate, she, he, or they may purchase products directly from us at wholesale prices for their personal use and for resale to customers. Our Associates are also entitled to build sales organizations by attracting, enrolling and selling product to new customers. Associates are not required to recruit or sponsor new Associates and we do not compensate Associates for sponsoring or recruiting Associates. The sponsoring of new Associates results in the creation of multiple levels within our direct selling structure. Sponsored Associates are referred to as part of the sales organization of the sponsoring Associate. New Associates in turn may sponsor new Associates and Preferred Customers, creating additional levels in their sales network, but also forming a part of the same sales organization as the original sponsoring Associate. As outlined below, Associates who are interested in earning income with USANA must successfully sell USANA products and establish a network of product consumers in order to qualify for commissions, including bonuses. Subject to payment of a minimal annual account renewal fee, Associates may continue to distribute or consume our products as long as they adhere to our policies and procedures.
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
With the exception of our China market (discussed below), we endeavor to integrate our Compensation Plan across markets where legally permissible, allowing Associates to receive commissions for global product sales. This sales organization structure is designed to allow Associates to build a global network by establishing or expanding their sales organization in the markets where we operate. We believe our Compensation Plan significantly enhances our ability to expand internationally, and we intend to continue to integrate new markets, where permitted, into our Compensation Plan.
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
Affiliate program. We offer an Affiliate Program where Affiliates receive unique links to share with others. Affiliates earn a commission on all orders placed through their links, with commission percentages ranging from 15-20% of the product sale amount based on the product category.
China Business. As explained above, the Chinese government maintains direct selling laws and regulations that differ materially from our other markets around the world. Although these laws and regulations permit direct selling, they impose a number of financial and operational restrictions, including a prohibition of pyramid selling and multi-level compensation systems. The Chinese government has also implemented a number of administrative and regulatory measures around direct selling to control these prohibited activities. To reduce the risk that the Chinese government might view BabyCare’s business model as conflicting with these laws and regulations, BabyCare utilizes a business model that is different from the model we use elsewhere in the world. BabyCare’s business model has been developed specifically for the China market and is based on, among other things: (i) BabyCare’s communications with the Chinese government, (ii) BabyCare’s interpretation of China's direct selling laws and regulations, as well as its understanding of how the government interprets and enforces these laws and regulations, and (iii) BabyCare’s understanding of how other multinational direct selling companies operate in China. Consequently, individuals who join BabyCare in China are compensated under BabyCare’s compensation plan, which has been established for China. Notwithstanding the foregoing, BabyCare has not received approval from the Chinese government that its business model, compensation plan or operations comply with applicable laws and regulations, including those pertaining to direct selling.
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
Our in-house research team also conducts double-blind, placebo-controlled, clinical studies, which are intended to further evaluate the efficacy of our products. In addition, we collaborate with outside research organizations to further support various aspects of our R&D efforts. Our in-house research team has funded clinical research programs and works closely with scientists at a number of universities and research institutes, including those listed under the caption “Research and Development” above, to maintain our leadership in clinical research in nutrition, oxidative stress, glycemic stress, chronic inflammation and health implications of the microbiome. It is through our internal R&D efforts, as well as our relationships with outside research organizations and health care providers, that we can provide what we believe to be among the highest quality health products in the industry.
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
To support our Associates, we sponsor virtual and in-person meetings and events throughout the year, where we offer information about our products and our global direct selling system. These meetings are designed to assist Associates in business development and to provide a forum for interaction with some of our Associate leaders and with members of our management team. Throughout the COVID-19 pandemic, we held meetings and events with our Associates using a predominantly virtual meeting strategy; however, in markets where health and safety best practices have allowed us to safely do so, we have held in-person meetings. Our strategy in 2024, and going forward, is to offer in-person meetings and events with our Associates to the extent health and safety practices make it possible. Our plan is to continue to leverage a virtual meeting element as a component of our in-person meetings. We also provide low-cost sales tools and resources, which we believe are an integral part of building and maintaining a successful home-based business for our Associates.
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
•A stream of recurring revenue generated from our monthly product subscription program known as “Auto Order,” which we utilize in all of our markets (this program offers a 10% price discount and represented 65% of our product sales volume for the year ended December 30, 2023); and
•The ability to expand into new international markets with moderate investment because we generally maintain only warehouse facilities, customer support, and minimal administrative facilities in those international markets. Larger markets, including China, however, require more significant local investment.
Experienced Management Team. Our management team includes individuals with expertise in various scientific and managerial disciplines, including global direct selling, nutrition, product research and development, international development, marketing, sales, information technology, manufacturing, accounting and finance, legal, regulatory, and operations. This team is responsible for supporting growth, R&D, international expansion, strengthening our financial condition, and improving our internal controls.
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
Product Returns
Product returns have not been a material factor in our business, totaling approximately 0.6%, 0.7%, and 0.6% of net sales in 2023, 2022, and 2021, respectively. Customer satisfaction has always been and will continue to be a hallmark of our business. We believe that we have always offered a generous product return policy. Our standard return policy allows customers to receive a 100% refund on the purchase price on all product orders that are unused and returned within the first 30 days following purchase. Additionally, we offer a 100% refund of the sales price on all product orders that are unused and resalable up to one year from the date of purchase. This standard policy differs slightly in a few of our international markets due to applicable regulations in those markets. To avoid manipulation of our Compensation Plan, return of product when the purchase amount exceeds $100 and the product was not damaged at the time of receipt by the Associate may result in cancellation of an Associate’s distributorship.
Major Customers
We sell product to independent Associates, Preferred Customers, and retail customers. No single Associate or Preferred Customer accounted for 10% or more of net sales in any of the last three fiscal years. Notwithstanding the foregoing, the nature of our business model results in a significant amount of sales to several different Associate leaders and their sales organizations. Although no single Associate accounted for 10% or more of our annual net sales, the loss of a key Associate leader or that Associate’s sales organization could adversely affect our net sales and our overall operating results. See “Item 1A. Risk Factors.”
Associate Compliance
Our reputation depends upon the quality of our products and the integrity of our Associates. We continually monitor and review our Associates’ compliance with our policies and procedures as well as the laws and regulations applicable to our business around the world. Part of this review entails an assessment of our Associates’ sales activities to ensure that they are actually selling products to consumers. Our policies and procedures require Associates to present our products and the USANA opportunity ethically and honestly. Associates are not permitted to make claims about our products or Compensation Plan that are not consistent with our policies and procedures and applicable laws and regulations. The majority of our Associates use marketing and promotional materials provided by USANA. Associates are permitted to produce their own marketing and promotional materials. However, prior to doing so, Associates are required to complete an Advertising Certification to help educate them and prevent them from making unapproved product and business claims (with the exception of Mainland China where Associates are only allowed to use advertising material created by the Company).
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
Our information technology resources are maintained primarily by our in-house staff to optimally support our customer base and core business processes. Our IT staff manages an array of systems and processes that support our global operations 24 hours a day and 365 days a year. Below is a list of our most critical applications:
•A web-based application and native mobile applications that provide online services to Associates, such as training sessions, presentations, various communication tools, online shopping, enrollment, a real-time reporting engine, product information, web hosting, email, and other tools to help Associates effectively manage their business and sales organizations;
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
Our web applications are supported by a clustered environment providing high availability. All systems vital to the functioning of our organization are fully backed up and stored off-site to mitigate the risk of significant interruption of our business in the event of a disaster at the locations of our primary servers.
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
The FTC may enforce compliance with the law in a variety of ways both administratively and judicially, using compulsory process, cease and desist orders, and injunctions. FTC enforcement can result in orders requiring, among other things, limits on advertising, corrective advertising, consumer redress, divestiture of assets, rescission of contracts, and such other relief as the agency deems necessary to protect the public. During 2020, for example, the FTC sent warning letters to several nutrition companies and direct-selling companies in connection with advertising claims that the companies and/or their distributor sales people were making about the respective company's product's ability to prevent or treat COVID-19. Failure to adhere to FTC warning letters or other orders can result in substantial financial or other penalties. Although, to our knowledge, we have not been the subject of any action by the FTC, no assurance can be given that the FTC will not question our advertising or other operations in the United States in the future. Any action in the future by the FTC could materially and adversely affect our ability to market our products successfully in the United States.
The manufacturing, labeling, and advertising of our products are also regulated by various governmental agencies outside the United States in each country where they are distributed. In China, our nutritional products are typically classified as “health functional foods” and our personal care and skincare products are classified typically as “non-special use cosmetics.” The registration process for health functional foods in China is complex and can be unpredictable. It generally requires extensive analysis and approval by the SAMR. As a result, it can take several years to register a product as a health functional food in China. While all products currently sold by BabyCare in China have been registered with the SAMR, we continue to work through the registration process for other health functional food products, which we also hope to begin selling through BabyCare in the future. SAMR and other governmental agencies also enforce advertising and other regulations that restrict the ability of health product companies to advertise the benefits of their products in China.
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
Notwithstanding the foregoing, the direct selling industry in China, as well as the regulatory environment for the industry, continues to evolve and receive significant attention and scrutiny from the Chinese government and the Chinese media. In 2019, following unfavorable media coverage of certain health product companies and direct selling companies, several departments of the Chinese government, including SAMR, MPS, and MOFCOM, initiated a review of health product and direct selling companies. This review required direct-selling companies in China such as BabyCare to conduct a self-assessment of the regulatory compliance of their business (including product regulatory compliance and direct selling regulatory compliance) and to provide information to the Chinese government regarding that assessment. The review also entailed a review of direct sellers' regulatory compliance by various departments of the Chinese government. During this review, the Chinese government, among other things, instructed direct selling companies not to hold large distributor meetings, and suspended its application review process for direct selling licenses and authorizations. The Chinese government has yet to re-open the application review process for direct selling licenses and authorizations or indicate if or when it plans to do so. The Chinese government's scrutiny of the direct selling industry has been higher following the 2019 review.
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
We also claim ownership and protection of certain product names, unregistered trademarks, and service marks under common law. Common law trademark rights do not provide the same level of protection that is afforded by the registration of a trademark. In addition, common law trademark rights are limited to the geographic area in which the trademark is actually used. We believe these trademarks, whether registered or claimed under common law, constitute valuable assets, adding to recognition of USANA and the effective marketing of USANA products. Trademark registration once obtained is essentially perpetual, subject to the payment of a renewal fee and continued usage of the trademark. We therefore believe that these proprietary rights have been and will continue to be important in enabling us to compete.
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

We intend to protect our legal rights concerning intellectual property by taking all appropriate legal action. Consequently, we may become involved from time to time in litigation to determine the enforceability, scope, and validity of any of the foregoing proprietary rights. Any intellectual property litigation could result in substantial cost and divert the efforts of management and technical personnel.
Seasonality
We experience variations in the activity of our customers in many of our markets in the first and fourth quarters around major cultural events such as Lunar New Year and Christmas.
Backlog
Our products are typically shipped within 72 hours after receipt of an order. As of February 23, 2024, we had no significant backlog of orders.
Working Capital Practices
Due to our dual role as manufacturer and distributor, we require substantial inventories, as such, we strive to maintain sufficient amounts of inventory in order to provide a high level of service to our customers. At times we may strategically choose to carry a greater amount of inventory for various reasons, such as promotional activity, product launches, and uncertainty in supply and distribution channels. We also watch seasonal commodity markets and may buy ahead of normal demand to hedge against cost increases and supply risks.
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
Corporate Sustainability
The Sustainability Committee of the Board of Directors oversees and advises on all matters related to corporate sustainability, including ESG. The Sustainability Committee is composed of directors Peggie Pelosi, Chair; John Fleming; Frederic Winssinger; Tim Wood; and J. Scott Nixon. In the United States and abroad there are an increasing number of sustainability-related rules and regulations that have been adopted or proposed. Such regulations may subject us to new disclosure requirements, which could result in risks to our reputation or consumer demand for our products if we do not meet increasingly demanding stakeholder expectations and standards. We will continue to incorporate and advance sustainability-related best practices across all of our markets as part of our commitment to improving the health and wellness of individuals, families and communities around the world.

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
Human Capital
We believe that "creating the healthiest family on earth by empowering the individual" starts with our employees. Key to our ambition is giving our employees the skills and development they need to build a meaningful career and tools to support their total health and wellness and enhancing our diverse and inclusive workplace culture to help employees thrive. We also believe that the manner in which we address issues related to workforce demographics, diversity, equity, and inclusion, community involvement, talent management, compensation and benefits, and employee health and safety directly correlates to our success as a business.
As of February 23, 2024, we had approximately 1,800 employees working in 22 countries worldwide, as measured by full-time equivalency. The majority of our employee population resides in the United States (46%) and China (28%). Approximately 58% of our world-wide employee population is female. We are actively working through initiatives such as our Women in Leadership Program, along with formal and informal mentorship programs, to continue promoting and hiring talented and capable women into management roles. We have also increased the number of women in senior leadership roles over the past several years.
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

One of the key elements of our DEI program is our commitment to volunteerism and charitable action. In 2023, we spent more than 2,900 hours volunteering, working with local organizations to help promote diversity, equity and inclusion in the communities where we operate. Additionally, we continued our support of programs that foster career development and help to ensure that all employees have the opportunity to reach their full potential.

In addition to these internal initiatives, we also partner with other organizations to help achieve our DEI goals. By working together with other companies, community groups, and non-profits, we are able to amplify our impact and create a more inclusive and equitable society for all.

Our DEI program is a key component of our company culture. By fostering diversity, equity, and inclusion, we are able to create a more vibrant and innovative workplace that benefits all of our employees, customers, and stakeholders. We will continue to invest in this program, and strive to make our company an inclusive, equitable and welcoming place for all.

We understand the value of developing employees at every level. Our leaders actively participate in leadership development programs that include mentorship and coaching, online learning, and regular company and industry specific training programs. Additionally, our global employee population is engaged in online learning platforms and, more than 400 participants have completed our mentorship and coaching program. All employees are encouraged to attend training specific to their role, as well as, utilize our tuition reimbursement program, which has provided additional monetary support to employees at all levels as they pursue bachelor and advanced college degrees.
The health and safety of employees is also a key element in providing return to all stakeholders. In addition to following mandatory government requirements for health and safety, we have established a wellness program that includes free nutritional products to employees.
Employees in our corporate headquarters have access to an on-site gym, exercise classes, free access to massages, and chiropractic care. A health clinic located on the campus of our corporate headquarters provides medical and mental health care, and is actively engaged in the health of about 52% of our eligible employees.
We recognize that a strong commitment to community is essential to all stakeholders. We utilize the USANA Foundation, which operates independently of the Company, to provide philanthropic nutrition to underserved children and families worldwide. In 2023, the USANA Foundation:
•Provided over 30 million meals;
•Provided aid and grants to partner charities around the world;
•Distributed backpacks of food for at risk children in local schools to take home on the weekend and during long holiday breaks; and
•Gifted bottles of children's vitamins to some of the most malnourished children around the world.
A discussion of the risks relating to our ability to attract and retain active Associates and Preferred Customers, and the loss of key management, is included in Item 1A. Risk Factors.
Information About Our Executive Officers and Directors
Executive Officers
The following table sets forth certain information regarding our Executive Officers as of the date of this Annual Report.

Name	Age	Position
Jim H. Brown(1)	55	Chief Executive Officer and President
Kevin G. Guest(1)	61	Executive Chairman of the Board
G. Douglas Hekking	54	Chief Financial Officer
Paul A. Jones	60	Chief People Officer
P. Joshua Foukas	48	Chief Legal Officer, General Counsel and Corporate Secretary
Daniel A. Macuga	54	Chief Communications and Marketing Officer
Robert Sinnott	59	Chief Scientific Officer
Walter Noot	58	Chief Operating Officer
David Mulham	63	Chief Sales Officer
Brent Neidig	40	Chief Commercial Officer
(1) As announced on February 13, 2023, effective July 1, 2023, Jim H. Brown was appointed as the Company's Chief Executive Officer, at which time Kevin Guest transitioned to Executive Chairman of the Board.
Jim H. Brown was appointed President in 2016 and Chief Executive Officer in July 2023. From 2016 to 2019 Mr. Brown also served as Chief Operating Officer. Mr. Brown received a bachelor’s degree with a double major in computer science and math, and an M.B.A. from Francis Marion University in Florence, South Carolina.

Kevin G. Guest was appointed Executive Chairman of the Board in July 2023. From 2020 to July 2023 Mr. Guest served as Chairman of the Board and Chief Executive Officer. From 2016 to 2020 Mr. Guest served as Chief Executive Officer. Mr. Guest's important role as the leading force of our management and sales efforts, and his talent as a motivating leader, qualify him to serve as a member of the Board. Mr. Guest earned a B.A. in Communications from Brigham Young University.
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
Brent L. Neidig was appointed Chief Commercial Officer in July 2023. Mr. Neidig was appointed Executive Vice President of China in February 2017, and in April 2019 was named Chief Officer and Managing Director of China. Mr. Neidig received a B.S. in accounting and M.B.A. from the University of Utah.
Board of Directors
The following table sets forth certain information regarding our Directors as of the date of this Annual Report.

Name	Age	Position
Kevin Guest	61	Executive Chairman of the Board
Gilbert A. Fuller	83	Director
Xia Ding	53	Director
Peggie J. Pelosi	68	Director
Frederic J. Winssinger	55	Director
Timothy Wood	75	Director
John T. Fleming	80	Director
J. Scott Nixon	64	Director
Additional Available Information
We maintain our corporate headquarters, executive offices, and principal facilities at 3838 West Parkway Boulevard, Salt Lake City, Utah 84120. Our telephone number is (801) 954-7100. Our website address is www.usana.com. The information on our website should not be considered part of and is not incorporated into this Annual Report by reference.
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
In 2019, the FTC entered into a settlement with a direct selling company following an FTC enforcement action, which included the alleged violations noted above. Pursuant to this settlement, the company is permanently prohibited from using a multilevel compensation plan in the United States. Following this settlement, the FTC initiated litigation with another direct selling company for similar alleged violations and pursued similar claims and remedies, including a prohibition of multilevel compensation in the United States. Although the court ruled in favor of the defendant company in this case, settlements such as those described in the other cases above may require a direct selling company to pay a significant fine, revise its U.S. business model and compensation plan to comply with various restrictions on how it can compensate distributors and change its marketing practices to avoid misleading product or income representations, among other things. Although a settlement between the FTC and a specific company does not generally have force of law or binding effect on other companies, FTC officials have indicated that the direct selling industry should look to these settlements, and the principles contained therein, for guidance.
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
All Associates contractually agree to adhere to our policies. Although these policies prohibit Associates from making false, misleading and other improper claims regarding products or income potential from the sale of the products, from time to time Associates, without our knowledge and in violation of our policies, create promotional materials or otherwise provide information that does not accurately describe USANA, our products or the Compensation Plan. They also may make statements regarding potential earnings, product claims, or other matters in violation of our policies or applicable laws and regulations concerning these matters. These violations may result in legal action against us in our various markets by regulatory agencies, state attorneys general, or private parties. Legal actions against us or our Associates or others who are associated with us could lead to increased regulatory scrutiny of our business, including our business model. We take what we believe to be commercially reasonable steps to (i) regularly train our Associates, and (ii) monitor the activities of our Associates to guard against misrepresentation and other illegal or unethical conduct by Associates and to assure compliance with our policies. There can be no assurance, however, that our efforts in this regard will be sufficient to accomplish this objective. In the past, we have experienced adverse publicity both within and outside of our sales force for enforcing our Associate policies and procedures. This type of adverse publicity has made, and will continue to make, it difficult for us to attract and retain Associates and Preferred Customers and may have an adverse effect on our business, financial condition, and results of operations.
We may have or could incur obligations relating to the activities of our Associates.
Our Associates are subject to taxation, and, in some instances, legislation or governmental agencies may impose an obligation on us to collect taxes, such as sales taxes or value added taxes, and to maintain appropriate records of such transactions. In addition, we are subject to the risk in some jurisdictions of being responsible for social security and similar taxes as well as employee benefits with respect to our Associates. In particular, the laws regarding independent contractor status in certain jurisdictions, including the United States, continue to evolve and, in some cases, authorities have sought to apply these laws unfavorably against gig economy, platform and direct selling companies, including USANA. In 2020, we were named as a defendant in a private lawsuit in California by a plaintiff’s firm that is seeking to reclassify our California Associates from independent contractors to employees under California state law. Although we prevailed in this litigation and continue to believe we have legally and appropriately classified our Associates as independent contractors, it is possible that future lawsuits or potential future laws, could negatively impact the independent contractor status of our Associates or distributors in direct selling companies in general. For example, in January 2024, the Department of Labor (DOL) issued a final rule regarding the classification of workers as employees vs. independent contractors under the Fair Labor Standards Act. The final rule, which becomes effective March 11, 2024, is significantly different from the 2021 rule issued by the DOL and requires companies and courts to consider the totality of six economic factors when deciding whether a worker is an employee or independent contractor.
If the 2024 DOL final rule or other federal, state or local laws and regulations or the interpretation of such laws and regulations require us to treat our Associates as employees, or if our Associates are deemed by local regulatory authorities in one or more of the jurisdictions in which we operate to be our employees rather than independent contractors, under existing laws and interpretations, we may be deemed to be responsible for a variety of obligations that are imposed upon employers relating to their employees, including social security and related taxes in those jurisdictions, wages, employee benefits, plus any related assessments and penalties, which could harm our financial condition and operating results.
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
We have been required to modify our Associate Compensation Plan in certain markets to comply with the laws and regulations in these markets or the interpretation of the same by authorities in these markets. For example, we have been required to use a different compensation plan for our BabyCare operations in China (as noted elsewhere in this report) and have been required to modify our Compensation Plan in India, South Korea, Malaysia, and Indonesia to comply with applicable laws and regulations. We obtain regulatory approval of our Compensation Plan when required or, when not required, we may seek a legal opinion regarding compliance. We may also be prohibited from distributing products through direct selling or paying multilevel compensation in some countries. Several markets, including China, South Korea, and Indonesia also impose limits on the amount of compensation we can pay to our Associate sales force.

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
In addition to BabyCare's direct selling business in China, we periodically offer and sell certain U.S. products in China through a cross-border e-commerce sales channel by utilizing one of our separate China subsidiaries that is registered to engage in cross-border e-commerce. This cross-border e-commerce channel is legally required to be separate from BabyCare's direct selling business in China. The products that we offer and sell through this channel are neither registered for retail sale in China nor registered as direct selling products under BabyCare's direct selling license. Consequently, products sold via our cross-border e-commerce channel can only be sold to China customers for their personal consumption and cannot be sold through BabyCare's direct selling channel. BabyCare's direct selling business in China could be negatively impacted if China regulatory authorities (i) attribute our cross-border e-commerce sales and related product claims to BabyCare's direct selling business, and (ii) make a determination that the same are in violation of direct selling or other applicable laws and regulations.
Although BabyCare utilizes a business model that has been developed specifically for China’s laws and regulations, the Chinese government has not approved BabyCare’s model, compensation plan, and operations.
BabyCare’s business model has been designed specifically for China’s laws and regulations based on, among other things, BabyCare’s (i) communications with the Chinese government, (ii) interpretation of the direct selling laws and regulations, as well as its understanding of how the government interprets and enforces the regulations, and (iii) understanding of how other multinational direct selling companies operate in China. Many of the components of BabyCare’s business model are unique to China and are not part of our business model in our markets outside of China. For example, BabyCare sells products in China through a variety of methods, including: (a) online through its website; (b) at physical branch retail locations in China; (c) through direct sellers in provinces and municipalities where BabyCare has received a direct selling license; and (d) through independent distributors who are considered independent business owners under Chinese law. BabyCare has not received confirmation from the Chinese government that its business model and operations in China comply with applicable laws and regulations, including those pertaining to direct selling. We cannot assure that Chinese regulatory authorities would deem BabyCare's business model, compensation plan or the activities of its employees, direct sellers or independent distributors to be compliant with current or future laws and regulations. If BabyCare’s model were deemed to be in violation of applicable regulations, as they are now or may in the future be interpreted or enforced, BabyCare could be subject to fines, penalties or suspension of its business in China or, ultimately, have its direct selling license revoked by the Chinese government, all of which could have a material adverse impact on our business in China.

BabyCare’s operations in China, and direct selling companies in general, are subject to significant government oversight, scrutiny and monitoring.
Chinese regulators regularly monitor and make inquiries about the business activities of direct sellers in China and have done so with BabyCare. For example, following adverse media coverage of certain health product companies and direct selling companies in 2019, several departments of the Chinese government, including SAMR, MPS, and MOFCOM, initiated a review of health product and direct selling companies in China. The review required applicable companies such as BabyCare to conduct a self-assessment of the regulatory compliance of their business and to provide information to the government regarding the same. The review also entailed a review of a company’s regulatory compliance by various departments of the Chinese government. During this review, the Chinese government, among other things, (i) instructed direct selling companies not to hold large distributor meetings, and (ii) suspended its application review process for direct selling licenses and authorizations. The Chinese government has yet to re-open the application review process for direct selling licenses and authorizations or indicate if or when it plans to do so.
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
BabyCare also will be required to obtain licenses from municipalities and provinces within China where it currently does not hold a license. The Chinese government has not reopened its application review process for direct selling licenses and approvals since suspending the process in 2019. If BabyCare is unable to obtain additional direct selling licenses and approvals as quickly as we would like, or at all, it would negatively impact our ability to expand and grow our business in China. Ultimately, there can be no assurance that BabyCare will be successful in maintaining its current direct selling licenses or obtaining additional direct selling licenses or the required approvals to expand into additional locations in China that are important to its business.
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
For the year ended December 30, 2023, 89.6% of our total net sales were generated in markets outside of the United States. Consequently, exchange rate fluctuations have, and will continue to have, a significant effect on our sales and earnings. If exchange rates fluctuate dramatically, it may become uneconomical for us to establish or to continue activities in certain countries. For instance, changes in currency exchange rates may affect the relative prices at which we and our competitors sell similar products in the same market. As our business expands outside the United States, an increasing share of our net sales and operating costs is transacted in currencies other than the U.S. dollar. Accounting practices require that our non-U.S. financial results be converted to U.S. dollars for reporting purposes. Consequently, our reported net earnings may be significantly affected by fluctuations in currency exchange rates, with earnings generally increasing with a weaker U.S. dollar and decreasing with a strengthening U.S. dollar.
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
We contract with third-party suppliers and manufacturers for the production of certain of our products, which accounted for approximately 33% of our product sales for the year ended December 30, 2023. These third-party suppliers and manufacturers produce and, in most cases, package the products according to formulations and specifications that have been developed by or in conjunction with our in-house product development team. These products include most of our gelatin-capsulated supplements, Rev3 Energy Drink, Probiotic, our powdered drink mixes, foods, and certain of our personal care products, including our Celavive line for markets outside of China. Products manufactured by third-party suppliers at their locations must also pass through quality control and assurance procedures to ensure they are manufactured in conformance with our specifications. We cannot assure you that our outside contract manufacturers will continue to reliably supply products to us at the levels of quality, or the quantities, we require, and in compliance with our specifications or applicable laws, including under the FDA’s GMP regulations. We have encountered situations in the past where we have had disagreements with contract manufacturers about the overall quality of products they have produced for us, and specifically whether such products conform to our specifications. We have also suspended and terminated relationships with contract manufacturers for quality issues and non-conforming products. While our business continuation plan contemplates events such as these, identifying and obtaining acceptable replacement manufacturing sources, on a timely basis or at all, is challenging. Additionally, transferring our third-party manufacturing business to another contract manufacturer can be expensive, time-consuming, result in delays in our production or shipping, reduce our net sales, damage our relationship with customers and damage our reputation in the marketplace.
The inability to obtain adequate supplies of raw materials for products at favorable prices, or at all, could have a material adverse effect on our business, financial condition, or operating results.
We acquire all of our raw materials for the manufacture of our products from third-party suppliers. Materials used in manufacturing our products are purchased through purchase order, often invoking pre-negotiated annual supply agreements. We have very few long-term agreements for the supply of these materials. There is a risk that any of our suppliers could discontinue selling raw materials to us. Although we believe that we could establish alternate sources for most of our products, any delay in locating and establishing relationships with other sources could result in product shortages or back orders for products, with a resulting loss of net sales. In certain situations, we may be required to alter our products or to substitute different products from another source. There can be no assurance that suppliers will provide the raw materials that are needed by us in the quantities that we request or at the prices that we are willing to pay. Because we do not control the actual production of certain raw materials, we are also subject to delays caused by any interruption in the production of these materials, based on conditions not within our control, including those related to the COVID-19 pandemic, weather, crop conditions, transportation interruptions, strikes by supplier employees, and natural disasters (the nature and severity of which may be impacted by climate change) or other catastrophic events.
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
We may experience delays and disruptions in shipping, transporting and otherwise distributing our products, including increased airport and shipping port congestion, a lack of transportation capacity, increased expenses, import or export controls or delays, and labor disputes or shortages. Disruptions in transportation and shipments may result in increased costs, including the additional use of airfreight to meet demand. Congestion to ports can affect previously negotiated contracts with shipping companies, resulting in unexpected increases in shipping costs and reduction in our profitability. For example, the COVID-19 pandemic resulted in several delays, cost increases, and disruptions in our global distribution channel.
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
We currently conduct our business in various foreign countries and expect to expand the number of countries in which we operate in the future. Our international business is subject to various anti-corruption laws, including principally the U.S. Foreign Corrupt Practices Act. In recent years, there have been an increasing number of investigations and other enforcement activities under these laws, including a voluntary investigation we concluded several years ago concerning our China operations. The FCPA prohibits U.S.-based companies and their intermediaries from making improper payments to government officials for the purpose of obtaining or retaining business. Other anti-corruption laws prohibit both domestic and international bribery as well as bribery across both public and private sectors. We pursue opportunities in certain parts of the world that experience government corruption and in certain circumstances compliance with anti-bribery laws may conflict with local customs and practices. Our policies mandate compliance with all applicable anti-bribery laws. Further, we require our partners, subcontractors, agents and others who work for us or on our behalf to comply with these and other anti-bribery laws.
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
We have identified material weaknesses in our internal control over financial reporting. If we fail to properly remediate the material weaknesses or to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud.
As more fully disclosed in Item 9A. “Controls and Procedures,” we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures and internal control over financial reporting. Based on that evaluation, we have concluded that our disclosure controls and procedures were not effective as of December 30, 2023, due to material weaknesses in internal control over financial reporting.
The material weaknesses resulted from an insufficient complement of trained resources with specialized skills and knowledge in information technology general controls (ITGCs), or an alternative contingency plan, to timely respond to the impacts of turnover in key personnel with responsibility for ITGCs that occurred during 2023. As a result, we did not maintain effective ITGCs in the areas of user access, program change management, and computer operations over the information technology (IT) systems that support our financial reporting processes. Process-level automated controls that are dependent on the affected ITGCs and manual controls that rely on the integrity of data or reports from the affected systems across substantially all of our processes were also deemed ineffective because they could have been adversely impacted. Although these material weaknesses did not result in any errors to the financial statements, and there were no changes to previously released financial results, the applicable control deficiencies were not remediated as of December 30, 2023, and, consequently, there was a reasonable possibility that it could have resulted in a material misstatement in the Company's financial statements that would not have been detected.
While the Company’s management, under the oversight of the Audit Committee, has begun taking steps to implement our remediation plan as described more fully in Item 9A. “Controls and Procedures,” these material weaknesses will not be considered remediated until the enhanced controls operate for a sufficient period of time and management has concluded, that the related controls are effective. There is no assurance that the measures we take will remediate these material weaknesses. If we fail to maintain effective internal controls, we could be required to take costly and time-consuming corrective measures, to remedy any number of deficiencies, significant deficiencies or material weaknesses, be required to restate the affected historical financial statements, be subjected to investigations and/or sanctions by federal and state securities regulators and be subjected to civil lawsuits by security holders. Any of the foregoing could also cause investors to lose confidence in our reported financial information and in our company and would likely result in a decline in the market price of our stock and in our ability to raise additional financing if needed in the future.
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
Concern over climate change, including plastics and packaging materials, in particular, may result in new or increased legal and regulatory requirements, including, for example, two climate disclosure laws adopted by California in 2023 . Increased regulatory requirements related to environmental causes, and related ESG disclosure rules, including the new California laws and the SEC's recent disclosure proposal on climate change, may result in increased compliance costs or increased costs of energy, raw materials or compliance with emissions standards, which may cause disruptions in the manufacture of our products or an increase in operating costs. Any failure to achieve our ESG goals or a perception (whether or not valid) of our failure to act responsibly with respect to the environmental, human capital, or social issues, or to effectively respond to new, or changes in, legal or regulatory requirements concerning environmental or other ESG matters, or increased operating or manufacturing costs due to increased regulation or environmental causes could adversely affect our business and reputation and increase risk of litigation.
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
Compliance with data privacy and security laws and regulations is a significant effort for us in all of our markets because we collect, store and otherwise process significant amounts of customer and employee personal information for business (including for transactional and marketing purposes) and legal purposes. The governments of our various markets have adopted, or are adopting, complex and strict laws and regulations governing data privacy and security, and these areas are still rapidly evolving. These laws and regulations have resulted in greater compliance risk and cost for us.
These laws and regulations often require us to take a variety of actions, including: implementing new data privacy and security policies; granting individuals a wide variety of rights with respect to their PII, including access, correction and deletion rights; informing individuals of security breaches that affect their PII; disclosing to individuals how we process their PII and obtaining their written consent to such processing; and localizing individuals' PII within national borders and complying with cross border PII transfer assessments and requirements, among other things. Examples of significant, recent data privacy and security laws affecting our various markets include the European Union General Data Protection Regulation, ("GDPR"), China’s national Data Privacy Law and Personal Information Protection Law, China's Cybersecurity Law, the California Consumer Privacy Act, ("CCPA"), and the California Privacy Rights Act. Virginia, Colorado, Connecticut, Utah, Iowa, Indiana, Tennessee, Montana, Texas, Florida, Delaware, and Oregon all have adopted laws introducing new privacy obligations and many other states are considering similar legislation. A broad range of legislative measures also have been introduced at the federal level. There also is a wide range of enforcement agencies at both the state and federal levels that can review companies for privacy and data security concerns based on general consumer protection laws. The FTC and state Attorneys General all are aggressive in reviewing privacy and data security protections for consumers.
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
Our consumer base includes Associates who personally consume and sell our products, Preferred Customers who join USANA and simply consume our products, and retail customers who do not join USANA but purchase products directly from us or one of our Associates and consume our products. We refer to Associates, and Preferred Customers in this Annual Report together as active Customers. We rely largely on our Associates to market and sell our products and to generate active Customer growth. Our ability to maintain and increase sales in the future will depend in large part upon our success in increasing our number of active Customers. Our success will also depend on our ability to retain and motivate our existing Associates and attract new Associates to sell our products. Associates typically market and sell our products on a part-time basis and often engage in other business activities, some of which may compete with us. Our ability to continue to attract and retain active Customers can be affected by a number of factors, some of which are beyond our control, including each of the other risks identified in this Annual Report. Our Associates may terminate their services at any time and, like most direct selling companies, we experience a high turnover among new active Customers from year to year. Customers may also stop buying from us at any time and it is challenging to determine why a customer actually stops buying. In 2023 most of our markets, including China, experienced active Customer declines. If our strategies, including our customer experience strategy, do not generate growth in our active Customer base, our operating results could be harmed.
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
Our executive officers are primarily responsible for our day-to-day operations, and we believe our success depends in part on our ability to retain our executive officers, to compensate our executive officers at attractive levels, and to continue to attract additional qualified individuals to our management team. We depend upon the services of our Executive Chairman, Kevin Guest; our Chief Executive Officer and President, Jim H. Brown; and our Chief Financial Officer, Douglas Hekking, as well as other key members of our executive team. We cannot guarantee continued service by our key executive officers. We do not maintain key man life insurance on any of our executive officers, nor do we have an employment agreement with any of our executive officers. The loss or limitation of the services of any of our executive officers or the inability to attract additional qualified management personnel could have a material adverse effect on our business, financial condition, or results of operations.
Risks Associated with Business Development Activities and Acquisitions
In 2022, we acquired two businesses and our growth strategy contemplates acquiring additional businesses in the future to the extent that we find prospects that meet our acquisition criteria. Our acquisition criteria includes, but is not limited to: vertical integration; product and category expansion; geographic expansion; and other opportunities that strengthen, diversify and grow our world-wide business. Our completed and potential future acquisitions entail a variety of risks and uncertainties, including: (i) potential disruption to our direct selling business; (ii) failure to achieve our strategic objectives, efficiencies, and growth strategies for the acquisition; (iii) potential loss of key employees, customers, or other stakeholders of acquired businesses, particularly given that our strategy contemplates our acquired businesses operating and growing independently of USANA; (iv) general risks associated with owning and overseeing businesses and industries where we have limited or no prior experience; (v) expense and indebtedness, including unanticipated liabilities and litigation; (vi) shareholder dilution; (vii) difficulty in implementing an effective control environment for acquired companies, in a timely and efficient manner; or (viii) the failure to consummate transactions in a timely or efficient manner or at all.
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
Gull Global, Ltd., an entity that is solely owned and controlled by our founder, Dr. Myron Wentz, owned approximately 41.7% of our outstanding common stock at December 30, 2023. Dr. Wentz is no longer active in the management of USANA and is an emeritus member of our Board of Directors. By virtue of this stock ownership, Dr. Wentz is able to exert significant influence and control over the election of the members of our Board of Directors and our business affairs. This concentration of ownership could also have the effect of delaying, deterring, or preventing a change in control that might otherwise be beneficial to shareholders. There can be no assurance that conflicts of interest will not arise with respect to these relationships or that conflicts will be resolved in a manner favorable to our other shareholders.
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

Item 1C. Cybersecurity

Overview.
We have implemented and maintain a cybersecurity risk management program, which consists of, among other things, comprehensive processes to identify, assess, manage, and mitigate material cybersecurity threats as part of our broader enterprise risk management program. We utilize an internal team of cybersecurity professionals and, to some extent, data privacy professionals to oversee this program. Where appropriate, we obtain input from external experts on our program, including with respect to prevailing cybersecurity practices and the latest cyber threat trends.

Cybersecurity Team.
Our internal team of cybersecurity and data privacy professionals oversee, among other things, our cybersecurity risk management and mitigation, incident prevention, detection, and remediation. The leadership of these teams is comprised of various professionals with cybersecurity expertise, including our Vice President of Information Security and Disaster Recovery, who reports to our Chief Operating Officer. Our Vice President of Information Security and Disaster Recovery has a bachelor’s degree in computer information systems, multiple university certifications in advanced cybersecurity, and over 30 years’ experience in cybersecurity and technology roles at various companies. Our executive leadership team, with input from the above teams, is responsible for our overall enterprise risk management system and associated processes, and regularly considers cybersecurity risks in the context of other material risks to the Company.

Risk Management Program Components, Training, and Incident Response.
As part of our cybersecurity risk management program, our incident response team tracks and logs cybersecurity and data privacy incidents across the Company to identify, assess, mitigate, remediate, and resolve any such incidents. Prior to forming a contractual relationship with a material vendor or third-party service provider that will have access to our information systems or data, we perform due diligence on their cybersecurity and data privacy posture. We conduct annual reviews and tests of our information security program and we periodically review and update our cybersecurity policies. We also periodically utilize qualified third parties to evaluate and assess our cybersecurity risk management program, including through conducting cybersecurity maturity assessments. We utilize cybersecurity user awareness trainings with our employees, cybersecurity insurance, business continuity mechanisms, tabletop exercises, penetration testing, and vulnerability scanning to evaluate the effectiveness of our information security program and improve our security measures and planning. The material results of these assessments are reported to our executive leadership team and the Governance, Risk and Nominating Committee of the Company’s Board of Directors (the “Board”).
We have adopted a cybersecurity and data privacy incident response plan that provides a framework for identifying, classifying, documenting, and responding to cybersecurity and data privacy incidents and determining whether reporting of an incident is appropriate or required under regulatory standards. The plan also includes a materiality assessment framework to assist us in determining whether a security incident is “material” under the federal securities laws. A cross-functional working group reviews significant cybersecurity incidents under this framework to assess the incident and, among other things, determine whether further assessment and escalation of the incident within USANA is appropriate. Any incident assessed as being or potentially becoming material is immediately escalated to designated members of our executive leadership team. We consult with outside cybersecurity and data privacy consultants and legal counsel as appropriate, including on cyber incident significance and/or materiality analysis and disclosure matters, and designated members of our management team make the final materiality determinations and disclosure and other compliance decisions. Our management apprises the Governance Risk and Nominating Committee and, where necessary, our independent registered public accounting firm, of cybersecurity matters and relevant developments, as appropriate.

Governance.
Our Board is actively involved in the assessment, oversight and management of the material risks that could affect the Company. The Board carries out its risk oversight and management responsibilities by monitoring risk directly as a full Board and, where appropriate, through its committees. The Board has delegated to the Governance, Risk and Nominating Committee the ultimate oversight responsibility for risks and incidents relating to cybersecurity threats, including compliance with disclosure requirements, cooperation with law enforcement, and related effects on financial and other risks, and it reports any findings and recommendations, as appropriate, to the full Board for consideration. Our cybersecurity and data privacy professionals regularly discuss cyber risks and trends and, should they arise, any material incidents with management and the Governance, Risk and Nominating Committee.

Material Risks from Cybersecurity Threats.

As a global company with operations and customers in 25 markets, we encounter a variety of cybersecurity threats. However, our business strategy, results of operations and financial condition have not been materially affected by risks from cybersecurity threats. Nevertheless, we cannot provide assurance that they will not be materially affected in the future by such risks or any future material incidents. For more information on our cybersecurity related risks, see “Item 1A. Risk Factors.” of this Annual Report on Form 10-K.

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
Our common stock trades on the NYSE under the symbol “USNA.” As of February 23, 2024, we had approximately 237 holders of record of our common stock. We have never declared or paid cash dividends on our common stock. Future cash dividends, if any, will be determined by our Board of Directors and will be based on earnings, available capital, our financial condition, and other factors that the Board of Directors deems to be relevant.
Information regarding securities authorized for issuance under equity compensation plans is included in Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”
Share Repurchases
Our share repurchase plan has been ongoing since the fourth quarter of 2000, with our Board of Directors periodically approving additional dollar amounts for share repurchases under the plan. There were no share repurchases made during the quarter ended December 30, 2023. As of December 30, 2023, the remaining authorized repurchase amount under the stock repurchase plan was $71.2 million inclusive of accrued excise tax. There is no expiration date on the remaining approved repurchase amount and no requirement for future share repurchases.
Stock Performance Graph
The following graph and table compare the performance of our common stock to the Russell 2000 Index ("Index") and to a market-weighted index of six companies selected in good faith from our industry (the “Peer Group”) over the last five years. The data shown assumes an investment on December 31, 2018, of $100 in our common stock and each of the other equities and reinvestment of all dividends into additional shares of the same class of equity, if applicable to the stock or index.
Each of the companies included in the Peer Group markets or manufactures products similar to our products or markets its products through a similar marketing channel. The Peer Group includes the following companies: Nu Skin Enterprises, Inc., Herbalife Nutrition Ltd., LifeVantage Corporation, Medifast, Inc., Nature's Sunshine Products, Inc., and Mannatech, Inc.

Cumulative Shareholder Return
Dec. 2018 - Dec. 2023
$300
$200
$100
$0
December 2018
December 2019
December 2020
December 2021
December 2022
December 2023
USNA
Russell 2000
Peer Group

	USNA	Russell 2000	Peer Group
Dec 2018	$100	$100	$100
Dec 2019	$67	$124	$100
Dec 2020	$65	$146	$80
Dec 2021	$86	$166	$111
Dec 2022	$45	$131	$114
Dec 2023	$46	$150	$65
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
Overview
We develop and manufacture high quality, science-based nutritional and personal care and skincare products that are distributed internationally primarily through direct selling. We use this distribution method because we believe it is more conducive to meeting our vision as a company, which is to improve the overall health and nutrition of individuals and families around the world. Our customer base is primarily comprised of two types of customers: “Associates” and “Preferred Customers,” referred to together as “active Customers.” Our Associates also sell our products to retail customers. Associates share in our company vision by acting as independent distributors of our products in addition to purchasing our products for their personal use. In 2023, we launched our Affiliate program in the United States, Canada, and Mexico and are evaluating introducing the program in other markets. This program offers another sales and compensation opportunity to individuals who are interested in selling USANA products. Affiliates are discussed and reported in this report with Associates. Preferred Customers purchase our products strictly for personal use and are not permitted to resell or to distribute the products. We only count as active Customers those Associates and Preferred Customers who have purchased from us at any time during the most recent three-month period. As of December 30, 2023, we had approximately 483,000 active Customers worldwide.
Customers
Because we sell our products to a customer base of independent Associates and Preferred Customers, we increase our sales by increasing the number of our active Customers, the amount they spend on average, or both. Our primary focus continues to be increasing the number of active Customers. We believe this focus is consistent with our vision of improving the overall health and nutrition of individuals and families around the world. Sales to Associates account for approximately 52% of Direct-selling segment product sales during 2023, with the remainder of our sales being to Preferred Customers. Increases or decreases in product sales are typically the result of variations in the volume of product sold relating to fluctuations in the number of active Customers purchasing our products. The number of active Associates and

Preferred Customers is therefore used by management as a key non-financial indicator to evaluate our operational performance.
The table below summarizes the change in our active Customer base by geographic region, rounded to the nearest thousand, as of the dates indicated.

	Total Active Customers by Region				Change from Prior Year	Percent Change
	As of December 30, 2023		As of December 31, 2022
Asia Pacific:
Greater China	255,000	52.8%	244,000	49.8%	11,000	4.5%
Southeast Asia Pacific	80,000	16.6%	87,000	17.8%	(7,000)	(8.0%)
North Asia	48,000	9.9%	53,000	10.8%	(5,000)	(9.4%)
Asia Pacific Total	383,000	79.3%	384,000	78.4%	(1,000)	(0.3%)
Americas and Europe	100,000	20.7%	106,000	21.6%	(6,000)	(5.7%)
	483,000	100.0%	490,000	100.0%	(7,000)	(1.4%)
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
Results of Operations
Summary of 2023 Financial Results
Our discussion and analysis is focused on our 2023 and 2022 financial results, including comparisons of our year-over-year performance between these years. Discussion and analysis of our 2021 fiscal year specifically, as well as the year-over-year comparison of our 2022 financial performance to 2021, are located in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on February 28, 2023, which is available on our investor relations website at https://ir.usana.com or the SEC’s website at www.sec.gov. That information is incorporated by reference into this report.
Net sales in 2023 decreased 7.8%, or $77.6 million, to $921.0 million, compared with 2022. The decrease in net sales was primarily the result of a challenging economic environment in many of our key markets, which had varying degrees of impact on attracting new customers as well as consumer purchasing behavior of our products throughout the year. In some markets, we recognized our consumers were faced with an increasingly challenging economic environment. Consequently, we experienced a decline in active Customers of 1.4% compared to the prior year. Additionally, unfavorable changes in currency exchange rates decreased net sales for the year by an estimated $27.8 million.
Net earnings decreased 8.0% to $63.8 million in 2023, when compared with 2022. The decrease in net earnings was primarily the result of decreased sales and higher relative operating expenses.

Fiscal Year 2023 compared to Fiscal Year 2022
Net Sales
The following table summarizes the changes in our net sales by geographic region for the fiscal years ended December 30, 2023, and December 31, 2022:

	Net Sales by Region (in thousands)				Change from prior year	Percent change	Currency impact on sales	Percent change excluding currency impact
	Twelve Months Ended
	December 30, 2023		December 31, 2022
Asia Pacific
Greater China	$475,099	51.6%	$502,486	50.3%	$(27,387)	(5.5)%	$(22,498)	(1.0)%
Southeast Asia Pacific	163,890	17.8%	190,478	19.1%	(26,588)	(14.0)%	(4,376)	(11.7)%
North Asia	101,446	11.0%	108,952	10.9%	(7,506)	(6.9)%	(1,774)	(5.3)%
Asia Pacific Total	740,435	80.4%	801,916	80.3%	(61,481)	(7.7)%	(28,648)	(4.1)%
Americas and Europe	180,575	19.6%	196,685	19.7%	(16,110)	(8.2)%	882	(8.6)%
	$921,010	100.0%	$998,601	100.0%	$(77,591)	(7.8)%	$(27,766)	(5.0)%
Asia Pacific: The decrease in constant currency net sales in Greater China was primarily the result of a sales decline in China and Taiwan where local currency net sales decreased 0.6% and 3.9%, respectively. There were local currency declines in all markets in the Southeast Asia Pacific sub-region, most notable in the Philippines and Australia, which had local currency net sales declines of 25.7% and 8.4%, respectively. The decrease in constant currency net sales in North Asia was most notable in South Korea, which had a local currency net sales decline of 5.6%.
Americas and Europe: There were local currency sales declines in all markets in this region. The decrease in constant currency net sales is largely the result of sales declines in the United States and Canada, which had local currency net sales declines of 12.1%, and 7.2%, respectively
Gross Profit
Gross profit increased 20 basis points to 80.8% of net sales, up from 80.6% in 2022. The increase in gross profit margin can be attributed to decreased inventory valuation adjustments, and the impact of modest price increases that occurred throughout the year. These increases were partially offset by higher material costs, unfavorable changes in currency exchange rates, and loss of leverage on lower sales.
Associate Incentives
Associate incentives decreased 70 basis points to 42.8% of net sales in 2023, compared with 43.5% in the prior year. The relative decrease can primarily be attributed to decreased spend on promotional and program incentives, as well as modest price increases that occurred throughout the year.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased 160 basis points relative to net sales and decreased $5.3 million in absolute terms. The relative increase can be attributed to leverage lost on lower net sales. The decreased expense in absolute terms can be primarily attributed to a decrease in variable operating expenses as well as the capitalization of expenses associated with our digital commerce initiatives.
Income Taxes
Income taxes increased to 37.7% of pre-tax earnings in 2023, up from 36.2% of pre-tax earnings in 2022. The effective tax rate increase is due primarily to a change in the market mix of pre-tax book income.

Diluted Earnings Per Share
Diluted EPS decreased to $3.30 in 2023 from $3.59 in 2022. This decrease can be attributed to lower net earnings.
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
Cash and Cash Equivalents
Cash and cash equivalents increased to $330.4 million at December 30, 2023, from $288.4 million at December 31, 2022. Cash flow provided by operating activities was $70.6 million partially offset by cash used in financing activities of $14.2 million, and cash used in investing activities of $12.0 million. Additionally, unfavorable changes in currency exchange rates, have impacted cash and cash equivalents, and restricted cash by an estimated $2.5 million.
The following table below presents concentrations of cash and cash equivalents by market for the periods indicated:

	Cash and cash equivalents (in Millions)
	As of December 30, 2023	As of December 31, 2022
United States	$169.9	$114.1
China	$111.0	$129.8
All other markets	$49.5	$44.5
Total Cash and cash equivalents	$330.4	$288.4
Cash Flows Provided by Operations and Significant Uses of Cash
As discussed above, our principal source of liquidity comes from cash flows from operations. Net cash flow provided by operating activities totaled $70.6 million in 2023. Net earnings combined with adjustments of non-cash items contributed positively to our net cash flow provided by operating activities, partially offset by changes in working capital.
Other significant uses of cash included an investment of $14.5 million to purchase property and equipment primarily related to our digital commerce initiatives and our India operations. Additionally, cash used to repurchase and retire shares totaled $11.6 million for 2023.
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
Contractual Obligations and Commercial Contingencies
The following table summarizes our contractual obligations and commitments as of December 30, 2023, and the effect such obligations and commitments are expected to have on our liquidity and cash flow in future periods:

Payments Due By Period (in thousands)
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Operating Leases	$12,900	$7,609	$5,170	$121	$—
Other Commitments	31,771	21,438	10,282	51	—
Total Contractual Obligations	$44,671	$29,047	$15,452	$172	$—
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
“Other Commitments” generally include consulting- and IT-related services, investments in brand awareness through corporate and athlete sponsorships, facility maintenance, services related to the events that we hold for our Associates both locally and internationally, and local lines of credit. Additionally, throughout the year we will enter into various short-term contracts, mostly for services related to events that we hold for our Associates. Information with respect to our Unconditional Purchase Obligations may be found in Note K to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report, which is incorporated by reference.
Inflation
Like many other global companies, we are facing significant inflationary pressures in the world economy. Inflationary pressures are growing as we renew pricing arrangements, notably for certain direct materials, wages, energy, and transportation costs. These inflationary pressures, including margin pressure from inflation as well as the cost of capital could continue to grow in 2024.

Critical Accounting Policies and Estimates
Our Consolidated Financial Statements included in this report have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Our significant accounting policies are described in the Consolidated Financial Statements included herein. The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Those estimates and assumptions are derived and are continually evaluated based on our historical experiences, current facts and circumstances, and on changes in the business environment. Actual results, however, may sometimes differ materially from estimates under different conditions. Critical accounting estimates are defined as both those that are material to the portrayal of our financial condition and results of operations and those that require management’s most subjective judgments. We believe that our most critical accounting policies and estimates are described in this section.
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
Contract liabilities relate to deferred revenue for product sales for customer payments received in advance of shipment, for outstanding material rights under the initial order program, and for services where the performance obligations are satisfied over time as services are delivered. Contract liabilities are recorded as deferred revenue within the “Other current liabilities” line item in the consolidated balance sheet. Deferred revenue is recognized when or as the related performance obligation is satisfied. On the occasion that will-call orders are not picked up by customers, we periodically assess the likelihood that customers will exercise their contractual right to pick up orders and recognize revenue when the likelihood that customers will pick up orders becomes remote.
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
Interest Rate Risks. As of December 30, 2023, we had an immaterial amount of outstanding debt on a local line of credit and no outstanding debt on our credit facility. Based on this limited activity our exposure to interest rate risk is immaterial. It may become necessary to borrow in the future in order to meet our financing needs. In the event that it becomes necessary to borrow, there can be no assurance that we will be able to borrow, or at favorable rates.
Item 8. Financial Statements and Supplementary Data
The Financial Statements and Supplementary Data required by this Item are set forth at the pages indicated at Part IV, Item 15, below.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information that is required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods that are specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), as appropriate, to allow timely decisions regarding any required disclosure. In designing and evaluating these disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.
As of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as a result of material weaknesses in internal control over financial reporting as described below, the disclosure controls and procedures were not effective as of December 30, 2023.
Nevertheless, based on the performance of additional procedures by management designed to ensure reliability of financial reporting, our Chief Executive Officer and Chief Financial Officer have concluded that, notwithstanding the material weaknesses described below, the consolidated financial statements, included in this Form 10-K, fairly present, in all material respects, the Company’s financial position, results of operations, and cash flows as of the dates, and for the periods, presented in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP).
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). The Company’s internal control over financial reporting is a process designed by, or under the supervision of, the Company's Chief Executive Officer and Chief Financial Officer and effected by the Company's Board of Directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements for external purposes in accordance with U.S. GAAP and includes those policies and procedures that:
•Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;
•Provide reasonable assurance that transactions are recorded as necessary to permit preparation of the consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and
•Provide reasonable assurance regarding the prevention or timely detection of any unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the consolidated financial statements.
Internal control over financial reporting has inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements will not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim consolidated financial statements will not be prevented or detected on a timely basis.
Our management, including our Chief Executive Officer and our Chief Financial Officer, under the oversight of our Board of Directors, assessed the effectiveness of our internal control over financial reporting as of December 30, 2023. In making this assessment, management used the criteria that have been set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on its assessment, using those criteria, management concluded that, as of December 30, 2023, our internal control over financial reporting was not effective due to the following control deficiencies:
The Company did not have a sufficient complement of trained resources with specialized skills and knowledge in information technology general controls (ITGCs), or an alternative contingency plan, to timely respond to the impacts of turnover in key personnel with responsibility for ITGCs that occurred during 2023. As a result, the Company did not maintain effective ITGCs in the areas of user access, program change management, and computer operations over the information technology (IT) systems that support the Company’s financial reporting processes. Process-level automated controls that are dependent on the affected ITGCs and manual controls that rely on the integrity of data or reports from the affected systems across substantially all the Company’s processes were also deemed ineffective because they could have been adversely impacted.
The control deficiencies did not result in any identified misstatements to the consolidated financial statements, and there were no changes to previously released financial results. However, these control deficiencies create a reasonable possibility that a material misstatement to the consolidated financial statements will not be prevented or detected on a timely basis and, therefore, we concluded that the deficiencies represent material weaknesses in the Company's internal control over financial reporting.
Our independent registered public accounting firm, KPMG LLP, who audited the consolidated financial statements included in this Annual Report on Form 10-K issued an adverse opinion on the effectiveness of the Company’s internal control over financial reporting, which is included at the end of Part II, Item 9A of this form 10-K.
Remediation Efforts to Address Material Weaknesses
Management is implementing and will continue to implement measures designed to ensure that the control deficiencies contributing to the material weaknesses are remediated, such that the relevant controls are designed, implemented, and operating effectively. The remediation actions include:
•Enhancing our IT organization that is responsible for the development, monitoring, and testing of the ITGCs to ensure sufficiency of resources with the appropriate knowledge, experience, and training; and
•Developing a training program addressing ITGCs and related policies, to educate control owners on the principles and requirements of internal control activities, including maintaining adequate evidence of the controls’ operation and ensuring timely and consistent performance of the controls as designed.
We believe that these actions will remediate the material weaknesses, however, as we continue to evaluate and enhance our internal control over financial reporting, we may determine that additional measures to address the material weaknesses or adjustments to the remediation plan may be required. The material weaknesses will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We expect that the remediation of these material weaknesses will be completed prior to the end of fiscal year 2024.
Changes in Internal Control over Financial Reporting
Other than with respect to identification of the material weaknesses described above, there were no changes in our internal control over financial reporting during the fiscal quarter ended December 30, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
USANA Health Sciences, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited USANA Health Sciences, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 30, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, because of the effect of the material weaknesses, described below, on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 30, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 30, 2023 and December 31, 2022, the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 30, 2023, and the related notes and financial statement schedule II - valuation and qualifying accounts (collectively, the consolidated financial statements), and our report dated February 27, 2024 expressed an unqualified opinion on those consolidated financial statements.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment: The Company did not have a sufficient complement of trained resources with specialized skills and knowledge in information technology general controls (ITGCs), or an alternative contingency plan, to timely respond to the impacts of turnover in key personnel with responsibility for ITGCs that occurred during 2023. As a result, the Company did not maintain effective ITGCs in the areas of user access, program change management, and computer operations over the information technology (IT) systems that support the Company’s financial reporting processes. Process-level automated controls that are dependent on the affected ITGCs and manual controls that rely on the integrity of data or reports from the affected systems across substantially all the Company’s processes were also deemed ineffective because they could have been adversely impacted. The material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2023 consolidated financial statements, and this report does not affect our report on those consolidated financial statements.

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

/s/ KPMG LLP
Salt Lake City, Utah
February 27, 2024
Item 9B. Other Information
During the fiscal quarter ended December 30, 2023, none of our directors or officers informed us of the adoption, modification or termination of a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as those terms are defined in Regulation S-K, Item 408
Item 9C. Disclosure regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
PART III
Items 10, 11, 12, 13 and 14
Information required by Items 10, 11, 12, 13, and 14 of this Form 10-K is incorporated by reference from our definitive Proxy Statement for our 2024 Annual Meeting of Shareholders, which will be filed with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of the 2023 fiscal year, all of which information is hereby incorporated by reference in, and made part of, this Form 10-K, except disclosure of certain information related to our executive officers, which is included in Part I, Item 1 of this report under the heading "Information About Our Executive Officers and Directors."
PART IV
Item 15. Exhibits, Financial Statement Schedules
(a)The following documents are filed as part of this report:
1.Financial Statements
2.Financial Statement Schedules.
For the years ended December 30, 2023, December 31, 2022, and January 1, 2022
Schedule II – Valuation and Qualifying Accounts

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

10.18
First Amendment to the Second Amended and Restated Credit Agreement dated as of April 21, 2021 (incorporated by reference to the Company's Quarterly report on Form 10-Q for the period ended April 3, 2021, Filed May 11, 2021, Exhibit 10.18, File No. 001-35024)

10.19
USANA Health Sciences, Inc. Deferred Compensation Plan (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended October 2, 2021, filed November 10, 2021, Exhibit 10.19, File No. 001-35024)*

10.20
USANA Health Sciences, Inc. Deferred Compensation Plan Adoption Agreement (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended October 2, 2021, filed November 10, 2021, Exhibit 10.20, File No. 001-35024)*

10.21
Amendment No. 1 to USANA Health Sciences, Inc. 2015 Equity Incentive Award Plan (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended April 2, 2022, filed May 11, 2022, Exhibit 10.21, File No. 001-35024)*

10.22
Second Amendment to Second Amended and Restated Credit Agreement, dated as of August 10, 2022 (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended October 1, 2022, filed November 8, 2022, Exhibit 10.22, File No. 001-35024)

14
Code of Ethics of USANA Health Sciences, Inc. (incorporated by reference to the Company's Annual Report on Form 10-K for the period ended January 2, 2021, filed March 2, 2021, Exhibit 14, File No. 001-35024)*

21	Subsidiaries of the Registrant, as of February 24, 2024 (filed herewith).
23.1	Consent of Independent Registered Public Accounting Firm (KPMG LLP) (filed herewith).
31.1	Certification of Principal Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Principal Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Principal Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350 (filed herewith).
32.2	Certification of Principal Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350 (filed herewith).
97	USANA Health Sciences, Inc. Clawback Policy (filed herewith).
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
______________________________
*Denotes a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

USANA Health Sciences, Inc.

By:	/s/ Jim H. Brown
Jim H. Brown Chief Executive Officer and President
Date: February 27, 2024
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jim H. Brown	Chief Executive Officer and President	February 27, 2024
Jim H. Brown	(Principal Executive Officer)

/s/ G. Douglas Hekking	Chief Financial Officer	February 27, 2024
G. Douglas Hekking	(Principal Financial and Accounting Officer)

/s/ Kevin G. Guest	Executive Chairman of the Board	February 27, 2024
Kevin G. Guest

/s/ Gilbert A. Fuller	Director	February 27, 2024
Gilbert A. Fuller

/s/ John T. Fleming	Director	February 27, 2024
John T. Fleming

/s/ J. Scott Nixon	Director	February 27, 2024
J. Scott Nixon

/s/ Frederic J. Winssinger	Director	February 27, 2024
Frederic J. Winssinger

/s/ Xia Ding	Director	February 27, 2024
Xia Ding

/s/ Timothy E. Wood	Director	February 27, 2024
Timothy E. Wood

/s/ Peggie Pelosi	Director	February 27, 2024
Peggie Pelosi

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
USANA Health Sciences, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of USANA Health Sciences, Inc. and subsidiaries (the Company) as of December 30, 2023 and December 31, 2022, the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 30, 2023, and the related notes and financial statement schedule II - valuation and qualifying accounts (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 30, 2023 and December 31, 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 30, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 30, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 27, 2024 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Assessment of lower of cost or net realizable value of certain inventories

As discussed in Notes A and C to the consolidated financial statements, inventories of $61,454,000 in current assets and noncurrent inventories of $3,128,000 in other assets as of December 30, 2023 are stated at the lower of cost or net realizable value. The Company performs analyses to identify and estimate the net realizable value of excess or slow-moving inventories, which includes the evaluation of inventory that does not conform to product specifications, expiration dates, current and future product demand, production planning and market conditions. The Company manufactures inventories in the United States for all global markets, excluding China.

We identified the assessment of lower of cost or net realizable value of inventories, excluding inventories manufactured and held in China, as a critical audit matter. The forecasted future product demand for excess or slow-moving inventories is difficult to assess and results in the application of greater auditor judgment.

The following are the primary procedures we performed to address the critical audit matter. We evaluated the design of certain internal controls over the Company’s inventory valuation process, including controls related to the assessment of the lower of cost or net realizable value and the determination of the forecasted future product demand. We performed a retrospective review to assess the Company’s ability to accurately forecast. We evaluated the Company’s determination of lower of cost or net realizable value of excess or slow-moving inventories utilizing current year sales by product and comparing it to product inventory on hand as of December 30, 2023. We also analyzed a sample of inventory items to evaluate the forecasted future product demand by comparison of that forecast to historical demand and any known changes that would impact future demand.

/s/ KPMG LLP
We have served as the Company’s auditor since 2013.
Salt Lake City, Utah
February 27, 2024

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)

	As of December 30, 2023	As of December 31, 2022
ASSETS
Current assets
Cash and cash equivalents	$330,420	$288,420
Inventories	61,454	67,089
Prepaid expenses and other current assets	25,872	28,873
Total current assets	417,746	384,382
Property and equipment, net	99,814	97,773
Goodwill	17,102	17,368
Intangible assets, net	29,919	32,432
Deferred tax assets	13,284	9,799
Other assets	54,892	54,795
	$632,757	$596,549
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$10,070	$11,049
Line of credit - short term	786	—
Other current liabilities	107,989	132,784
Total current liabilities	118,845	143,833
Deferred tax liabilities	4,552	4,071
Other long-term liabilities	12,158	14,173
Stockholders' equity
Common stock, $0.001 par value; Authorized -- 50,000 shares, issued and outstanding 19,130 as of December 30, 2023 and 19,206 as of December 31, 2022	19	19
Additional paid-in capital	65,661	55,604
Retained earnings	445,217	391,636
Accumulated other comprehensive income (loss)	(13,695)	(12,787)
Total stockholders' equity	497,202	434,472
	$632,757	$596,549
The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except per share data)

	Fiscal Year
	2023	2022	2021
Net sales	$921,010	$998,601	$1,186,464
Cost of sales	176,693	193,890	217,898
Gross profit	744,317	804,711	968,566
Operating expenses:
Associate incentives	394,257	434,793	519,267
Selling, general and administrative	256,989	262,304	279,107
Total operating expenses	651,246	697,097	798,374
Earnings from operations	93,071	107,614	170,192
Other income (expense):
Interest income	9,637	3,789	2,515
Interest expense	(262)	(192)	(57)
Other, net	7	(2,590)	(2,008)
Other income (expense), net	9,382	1,007	450
Earnings before income taxes	102,453	108,621	170,642
Income taxes	38,665	39,271	54,137
Net earnings	$63,788	$69,350	$116,505
Earnings per common share
Basic	$3.31	$3.60	$5.78
Diluted	$3.30	$3.59	$5.73
Weighted average common shares outstanding
Basic	19,250	19,254	20,146
Diluted	19,345	19,310	20,343
Comprehensive income:
Net earnings	$63,788	$69,350	$116,505
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(1,298)	(15,126)	2,203
Tax benefit (expense) related to foreign currency translation adjustment	390	1,881	1,880
Other comprehensive income (loss), net of tax	(908)	(13,245)	4,083
Comprehensive income	$62,880	$56,105	$120,588
The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Value
Balance at January 2, 2021	21,038	$21	$62,460	$382,794	$(3,625)	$441,650
Net earnings				116,505		116,505
Other comprehensive income (loss), net of tax					4,083	4,083
Equity-based compensation expense			14,298			14,298
Common stock repurchased and retired	(1,844)	(2)	(23,173)	(154,662)		(177,837)
Common stock issued under equity award plans	199	—				—
Tax withholding for net-share settled equity awards			(3,575)			(3,575)
Balance at January 1, 2022	19,393	19	50,010	344,637	458	395,124
Net earnings				69,350		69,350
Other comprehensive income (loss), net of tax					(13,245)	(13,245)
Equity-based compensation expense			13,331			13,331
Common stock repurchased and retired	(288)	—	(3,031)	(22,351)		(25,382)
Common stock issued under equity award plans	101	—				—
Tax withholding for net-share settled equity awards			(4,706)			(4,706)
Balance at December 31, 2022	19,206	19	55,604	391,636	(12,787)	434,472
Net earnings				63,788		63,788
Other comprehensive income (loss), net of tax					(908)	(908)
Equity-based compensation expense			14,595			14,595
Common stock repurchased and retired	(180)	—	(1,446)	(10,207)		(11,653)
Common stock issued under equity award plans	104	—				—
Tax withholding for net-share settled equity awards			(3,092)			(3,092)
Balance at December 30, 2023	19,130	$19	$65,661	$445,217	$(13,695)	$497,202
The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended
	2023	2022	2021
Cash flows from operating activities
Net earnings	$63,788	$69,350	$116,505
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities
Depreciation and amortization	12,702	13,393	13,036
Right-of-use asset amortization	7,693	8,017	9,157
(Gain) loss on sale of property and equipment	10	141	61
Equity-based compensation expense	14,595	13,331	14,298
Deferred income taxes	(2,749)	(7,183)	(2,970)
Inventory write-down	2,601	6,082	4,200
Changes in operating assets and liabilities, net of acquisitions:
Inventories	2,353	15,797	(14,701)
Prepaid expenses and other assets	110	(3,304)	(2,331)
Accounts payable	(428)	(2,656)	(4,572)
Other liabilities	(30,034)	(9,066)	(11,456)
Net cash provided by (used in) operating activities	70,641	103,902	121,227
Cash flows from investing activities
Receipts on notes receivable	—	—	116
Proceeds from the settlement of net investment hedges	3,775	4,555	—
Payments for net investment hedge	(1,271)	—	(1,555)
Payments to acquire businesses	—	(6,532)	—
Proceeds from sale of property and equipment	15	7	15
Purchases of property and equipment	(14,494)	(10,400)	(12,763)
Net cash provided by (used in) investing activities	(11,975)	(12,370)	(14,187)
Cash flows from financing activities
Repurchase of common stock	(11,599)	(25,382)	(177,837)
Borrowings on line of credit	1,542	11,000	—
Payments on line of credit	(750)	(11,000)	—
Payments related to tax withholding for net-share settled equity awards	(3,092)	(4,706)	(3,575)
Payments for contingent consideration	(338)	—	—
Net cash provided by (used in) financing activities	(14,237)	(30,088)	(181,412)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(2,503)	(13,777)	2,088
Net increase (decrease) in cash, cash equivalents, and restricted cash	41,926	47,667	(72,284)
Cash, cash equivalents, and restricted cash at beginning of period	291,320	243,653	315,937
Cash, cash equivalents, and restricted cash at end of period	$333,246	$291,320	$243,653
Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheets
Cash and cash equivalents	$330,420	$288,420	$239,832
Restricted cash included in other assets	2,826	2,900	3,821

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
(in thousands)

	Year Ended
	2023	2022	2021
Total cash, cash equivalents, and restricted cash	$333,246	$291,320	$243,653
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$68	$49	$10
Income taxes	44,247	45,863	59,524
Cash received during the period for:
Income tax refund	1,922	113	191
Non-cash investing and financing activities:
Right-of-use assets obtained in exchange for lease obligations	5,699	5,641	5,322
Accrued purchases of property and equipment	117	679	383
Contingent consideration given to acquire businesses	—	886	—
Accrued excise tax for repurchase of common stock	54	—	—
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
Asia Pacific
(1)Asia Pacific is organized into three sub-regions: Greater China, Southeast Asia Pacific, and North Asia. Markets included in each of these sub-regions are as follows:
(i)Greater China - Hong Kong, Taiwan, and China. Our business in China is conducted by BabyCare
(ii)Southeast Asia Pacific – Australia, New Zealand, Singapore, Malaysia, the Philippines, Thailand, Indonesia, and India(1)
(iii)North Asia – Japan and South Korea
Americas and Europe
(2)Americas and Europe – United States, Canada, Mexico, Colombia, and Europe (the United Kingdom, France, Germany, Spain, Italy, Romania, Belgium, and the Netherlands)
(1) We commenced operations in this market near the end of the fourth quarter of 2023.
Principles of Consolidation and Basis of Presentation
The accompanying Consolidated Financial Statements include the accounts and operations of the Company. All inter-company accounts and transactions have been eliminated in consolidation. The accounting and reporting policies of the Company conform with accounting principles generally accepted in the United States of America (“U.S. GAAP”).
Certain reclassifications have been made to prior period amounts to conform to current period presentation. These reclassifications relate to the disaggregation of inventory write-downs from changes in inventories within operating activities of the consolidated statements of cash flows.
Use of Estimates
The preparation of Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period. These estimates may be adjusted as more current information becomes available, and any adjustment could be significant.
Fiscal Year
The Company operates on a 52/53-week year, ending on the Saturday closest to December 31. Fiscal years 2023, 2022, and 2021 were 52-week years. Fiscal year 2023 covered the period January 1, 2023 to December 30, 2023 (hereinafter 2023). Fiscal year 2022 covered the period January 2, 2022 to December 31, 2022 (hereinafter 2022). Fiscal year 2021 covered the period January 3, 2021 to January 1, 2022 (hereinafter 2021).

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
As of December 30, 2023 and December 31, 2022, the following financial assets and liabilities were measured at fair value on a recurring basis using the type of inputs shown:

	December 30, 2023	Fair Value Measurements Using
		Inputs
		Level 1	Level 2	Level 3
Money market funds included in cash equivalents	$258,319	$258,319	$—	$—
Foreign currency contracts included in other current liabilities	(62)	—	(62)	—
Deferred compensation liabilities	(3,137)	—	(3,137)	—

	December 31, 2022	Fair Value Measurements Using
		Inputs
		Level 1	Level 2	Level 3
Money market funds included in cash equivalents	$211,539	$211,539	$—	$—
Foreign currency contracts included in other current liabilities	(3,150)	—	(3,150)	—
Deferred compensation liabilities	(1,632)	—	(1,632)	—
Contingent consideration included in other current liabilities of $(338) and other long-term liabilities of $(548)	(886)	—	—	(886)
There were no transfers of financial assets or liabilities between levels of the fair value hierarchy for the periods indicated.
The majority of the Company’s non-financial assets, which include long-lived assets, are not required to be carried at fair value on a recurring basis. However, if an impairment charge is required, a non-financial asset would be written down to fair value. As of December 30, 2023 and December 31, 2022, there were no non-financial assets measured at fair value on a non-recurring basis.
Fair Value of Financial Instruments
As of December 30, 2023 and December 31, 2022, the Company’s financial instruments include cash equivalents and restricted cash. The recorded values of cash equivalents and restricted cash approximate their fair values, based on their short-term nature.

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
Cash and Cash Equivalents
The Company considers all highly liquid investments with an original maturity of three months or less from the date of purchase to be cash equivalents. Cash equivalents as of December 30, 2023 and December 31, 2022 consisted primarily of money market fund investments and amounts receivable from credit card processors.
Amounts receivable from credit card processors and other forms of electronic payment are considered cash equivalents because they are both short-term and highly liquid in nature and are typically converted to cash within three days of the sales transaction. Amounts receivable from credit card processors as of December 30, 2023 and December 31, 2022 totaled $9,379 and $8,904, respectively.
Restricted Cash
The Company is required to maintain cash deposits with banks in certain subsidiary locations for various operating purposes. The most significant of these cash deposits relates to a deposit held at a bank in China, the balance of which was $2,826 as of December 30, 2023, and $2,900 as of December 31, 2022. This deposit is required for the application of direct selling licenses by the Ministry of Commerce and the State Administration of Market Regulation (“SAMR”) of the People’s Republic of China, and will continue to be restricted during the periods while the Company holds these licenses.
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

Noncurrent inventories are inventories not expected to be sold within the normal operating cycle. The Company has defined the operating cycle as 52-weeks. Noncurrent inventories are classified in the "Other assets" line item in the Company's consolidated balance sheets. Noncurrent inventories are anticipated to be consumed beyond our normal operating cycle, but prior to obsolescence.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED
Accounts Receivable
Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company maintains an allowance for credit losses for expected credit losses inherent in its accounts receivable portfolio. In establishing the required allowance, management considers historical losses adjusted to take into account current market conditions and our customers’ financial condition, the amount of receivables in dispute, and the current receivables aging and current payment patterns. The Company reviews its allowance for credit losses regularly. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Accounts receivable is included in the “Prepaid expenses and other current assets” line item in the Company’s consolidated balance sheets.
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
The Company capitalizes certain internal-use software development costs, consisting primarily of employee salaries and contractor costs, during the application development stage. Costs incurred for upgrades and enhancements that are expected to result in additional functionalities are also capitalized. These development costs are amortized using the straight-line method over an estimated useful life of three to five years, and are reflected as part of Property and equipment, net on our consolidated balance sheets.
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
Lease liabilities are recognized based on the present value of the unpaid lease payments over the lease term at the commencement date for leases exceeding 12 months. Unpaid lease payments include only the fixed lease component of the agreement, as well as any variable rate payments that depend on an index, initially measured using the index at the lease commencement date. Non-lease components are accounted for separately from the fixed lease component for all leases. Most of the Company’s leases do not provide an implicit rate that can readily be determined. Therefore, the applied discount rate is based on the Company’s incremental borrowing rate, which is determined using its credit rating and other information available as of the commencement date and is the rate of interest it would have to pay on a collateralized basis to borrow an amount equal to the lease payments under similar terms. Lease terms may include options to renew, which the Company factors into the determination of the lease term when it is reasonably certain that the Company will exercise that option. The ROU asset is measured at the initial amount of the lease liability adjusted for lease payments made at or before the lease commencement date, plus any initial direct costs incurred less any lease incentives received.
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
Goodwill
Goodwill represents the excess of the purchase price over the fair market value of identifiable net assets of acquired companies. Goodwill is not amortized, but rather is tested at the reporting unit level at least annually for impairment or more frequently if triggering events or changes in circumstances indicate impairment. Initially, qualitative factors are considered to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Some of these qualitative factors may include macroeconomic conditions, industry and market considerations, a change in financial performance, entity-specific events, a sustained decrease in share price, and consideration of the difference between the fair value and carrying amount of a reporting unit as determined in the most recent quantitative assessment. If, through this qualitative assessment, the conclusion is made that it is more likely than not that a reporting unit’s fair value is less than its carrying amount, a quantitative impairment analysis is performed. This analysis involves estimating the fair value of a reporting unit using widely accepted valuation methodologies including the income and market approaches, which requires the use of estimates and assumptions. These estimates and assumptions include revenue growth rates, discount rates, and determination of appropriate market comparables. If the fair value of the reporting unit is less than its carrying amount, an impairment loss is recognized in an amount equal to the excess of the carrying amount over the fair value of the reporting unit, not to exceed the carrying amount of the goodwill. During 2023, 2022, and 2021, no impairment of goodwill was recorded.
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
Indefinite-lived intangible assets are not amortized; however, they are tested at least annually for impairment or more frequently if events or changes in circumstances exist that may indicate impairment. Initially, qualitative factors are considered to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount. If, through this qualitative assessment, the conclusion is made that it is more likely than not that an indefinite-lived intangible asset’s fair value is less than its carrying amount, a quantitative impairment analysis is performed by comparing the indefinite-lived intangible asset’s carrying amount to its fair value. The fair value for indefinite-lived intangible assets is determined through various valuation techniques, including market and income approaches as considered necessary. The amount of any impairment is measured as the difference between the carrying amount and the fair value of the impaired asset. During 2023, 2022, and 2021, no impairment of indefinite-lived intangible assets was recorded.
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
The value of the securities are remeasured to fair value if the securities are impaired or if observable price changes occur. These events are continually monitored and assessed at each reporting period. If a readily determinable fair value becomes available for the securities or observable price changes for the identical or a similar investment of the same issuer occur, the securities are remeasured at fair value as of the date the observable change occurred. Any resulting gains or losses on the securities for which the observable price changes occur will be recorded in net earnings. During 2023, the Company evaluated an observable price change related to equity securities without readily determinable fair values. No adjustment to the carrying value of the securities was necessary based on the observable price change. During 2022, no such observable price changes occurred.
At each reporting period a qualitative assessment is made to consider impairment indicators to determine whether the securities are impaired. Impairment indicators may include but are not limited to earnings performance, business prospects by the investee, cash flows from operations, working capital, and noncompliance with debt covenants. If this qualitative assessment indicates impairment, fair value is determined and an impairment loss equal to the difference between the fair value of the investment and its carrying amount is recognized in net income. During 2023, 2022, and 2021, no impairment of securities was recorded.
Nonqualified Deferred Compensation
In 2021, the Company created a non-qualified deferred compensation plan for a select group of management and highly compensated individuals. The plan permits the deferral of up to 50% of a participant's base salary and/or 80% of a participant's annual incentive bonus. The deferrals are held in an irrevocable rabbi trust (the "Rabbi Trust"), which has been established to administer the plan. The Rabbi Trust is intended to be used as a source of funds to match respective funding obligations to participants. The assets of the trust are subject to the claims of the Company's creditors in the event that the Company becomes insolvent. Consequently, the Rabbi Trust qualifies as a grantor trust for income tax purposes. The Company makes periodic payments into company-owned life insurance policies held in this Rabbi trust to fund the expected obligations arising under this plan. There are no contractual restrictions on the Company's ability to surrender a policy. The assets and liabilities of the plan are included in "Other assets" and "Other long-term liabilities" respectively in the consolidated balance sheets. Changes in the deferred compensation balances are recorded to compensation expense and reflected within the "Selling, general and administrative" line in the consolidated statements of comprehensive income. As

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED
of December 30, 2023 and December 31, 2022, the trustee held total assets of $2,962 and $1,622, and deferred compensation liabilities of $3,137, and, $1,632, respectively.
Self-Insurance
The Company is self-insured, up to certain limits, for employee group health claims. The Company has purchased stop-loss insurance for the United States markets on both an individual and an aggregate basis, which will reimburse the Company for individual claims in excess of $175 and aggregate claims that are greater than $13,292. A liability is accrued for all unpaid claims. Total self-insurance expense was $14,501, $13,413, and $12,349 in 2023, 2022, and 2021, respectively.
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
During 2023 and 2021, the Company entered into and settled a European option with notional amounts of $81,343 and $98,684, respectively. During 2022 the Company entered into and settled a forward contract with a notional amount of $98,930. Both the forward contract and the European options were designated as net investment hedges. The Company realized gains of $2,504 and $4,555 in 2023 and 2022, respectively, and realized a loss of $1,555 in 2021. These gains and loss were recorded to FCTA within AOCI. The Company assessed hedge effectiveness under the forward rate method, determining the hedging instruments were highly effective. As of December 30, 2023 and December 31, 2022, there were no derivatives outstanding for which the Company has applied hedge accounting.
Subsequent to December 30, 2023, on January 25, 2024 the Company entered into an option contract designated as a net investment hedge with a notional amount of $77,345.
Common Stock Share Repurchases
The Company has a stock repurchase plan in place that has been authorized by the Board of Directors. As of December 30, 2023, $71,186, inclusive of accrued excise tax, is available to repurchase shares under this plan. The excess of the repurchase price over par value is allocated between additional paid-in capital and retained earnings on a pro-rata basis. There currently is no expiration date on the remaining approved repurchase amount and no requirement for future share repurchases.
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
With respect to will-call orders, the Company periodically assesses the likelihood that customers will exercise their contractual right to pick up orders and revenue is recognized when the likelihood that customers will pick up orders becomes remote.
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

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED
The following table presents Other Revenue for the periods indicated:

	Year Ended
	2023	2022	2021
Other Revenue	$3,177	$3,452	$3,825
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
Contract liabilities relate to deferred revenue for product sales for customer payments received in advance of shipment, for outstanding material rights under the initial order program, and for services where the performance obligations are satisfied over time as services are delivered. Contract liabilities are recorded as deferred revenue within the "Other current liabilities" line item in the consolidated balance sheets. The Company typically does not have contract assets based on the payment terms included in the Company’s contracts and the balance of contract assets was $0 at December 30, 2023 and December 31, 2022.
The following table provides information about contract liabilities from contracts with customers, including significant changes in the contract liabilities balances during the period.

	December 30, 2023	December 31, 2022
Contract liabilities at beginning of period	$20,875	$19,635
Increase due to deferral of revenue at period end	13,910	20,875
Decrease due to beginning contract liabilities recognized as revenue	(20,875)	(19,635)
Contract liabilities at end of period	$13,910	$20,875
Product Return Policy
All product orders that are unused and returned within the first 30 days following purchase are refunded at 100% of the sales price. All product orders that are unused and resalable are refunded up to one year from the date of purchase at 100% of the sales price. This standard policy differs in a few of our international markets due to the regulatory environment in those markets. Depending upon the conditions under which product was returned, customers may either receive a refund based on their original form of payment, or credit on account for a product exchange. The Company monitors Associate activity to ensure that all such practices are in line with established Company policies. Product returns totaled approximately 0.6%, 0.7%, and 0.6% of net sales in 2023, 2022, and 2021, respectively.
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

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED
Equity-Based Compensation
The Company records compensation expense in the Financial Statements for equity-based awards based on the grant date fair value, which for restricted stock units is the closing market value of the Company’s common stock on the date of the grant. The grant date fair value of each stock-settled stock appreciation right is based upon the Black-Scholes option pricing model. The grant date fair value of each performance share unit is based upon a Monte-Carlo simulation in order to incorporate market conditions. Equity-based compensation expense for restricted stock units and stock-settled stock appreciation rights are recognized under the straight-line method over the period that service is provided, which is generally the vesting term. Equity-based compensation expense for performance stock units is recognized based on the achievement of certain performance and market conditions by specified target dates, subject to continued service through the applicable vesting dates. The probability of the awards meeting the performance condition is not included in the grant date fair value, but is estimated quarterly for expense recognition. The Company recognizes an adjustment to compensation expense based on revisions in probability assessments. The Company accounts for forfeitures as they occur. Further information regarding equity awards can be found in Note L – Equity-Based Compensation.
Advertising
Advertising costs are charged to expense as incurred and are presented as part of the “Selling, general and administrative” line item. Advertising expense totaled $4,756, $5,053, and $12,399, in 2023, 2022, and 2021, respectively.
Research and Development
Research and development costs are charged to expense as incurred and are presented as part of the “Selling, general and administrative” line item. Research and development expense totaled $11,446, $11,563, and $11,112 in 2023, 2022, and 2021, respectively.
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
Recent Accounting Pronouncements
Adopted Accounting Pronouncements
In October 2021, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. ASU 2021-08 requires an acquirer to recognize and measure contract assets and contract liabilities (deferred revenue) acquired in a business combination in accordance with Revenue from Contracts with Customers (Topic 606). Under this approach, the acquirer applies the revenue model as if it had originated the contracts. This is a departure from the current requirement to measure contract assets and contract liabilities at fair value at the acquisition date. ASU 2021-08 is effective for annual periods beginning after December 15, 2022 and interim periods within those annual periods. ASU 2021-08 should be applied prospectively to business combinations occurring on or after the date of adoption. Evaluation of this new standard is dependent on multiple circumstances including the timing and complexity of completed business combinations. The Company adopted the provisions of ASU 2021-08 during the first quarter of 2023 and the adoption of the standard did not have an impact on its consolidated financial statements.
Issued Accounting Pronouncements Not Yet Adopted
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The standard is intended to provide financial statement users with more disaggregated expense information about a public entity’s reportable segments. ASU 2023-07 requires incremental disclosures related to a public entity’s reportable segments including allowing the disclosure of multiple measures of segment profit or loss,

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED
requiring the disclosure of significant segment expenses, and requiring the qualitative disclosure of other segment items. ASU 2023-07 is effective for annual periods beginning after December 15, 2023, and interim periods within annual periods beginning after December 15, 2024, and should be adopted retrospectively unless impracticable. Early adoption is permitted. The Company is currently evaluating the impact adoption of the standard will have on its consolidated financial statements.
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The standard is intended to benefit investors by providing more detailed income tax disclosures. ASU 2023-09 requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid by jurisdiction. ASU 2023-09 is effective for annual periods beginning after December 15, 2024. The guidance will be applied on a prospective basis with the option to apply the standard retrospectively. Early adoption is permitted. The Company is currently evaluating the impact adoption of the standard will have on its consolidated financial statements.
No other recent accounting pronouncements had, or are expected to have, a material impact on the Company's consolidated financial statements.
NOTE B— BUSINESS COMBINATIONS
In the second quarter of 2022, the Company acquired assets in business combinations for an aggregate purchase consideration of $6,532 in cash and $886 in contingent consideration. The final purchase price allocations were $771 to tangible assets, $6,065 to intangible assets, and $582 to goodwill. The primary reasons for the business combinations are to augment and expand the Company's core competencies.
The contingent consideration liability associated with the business combinations in 2022 was based on the achievement of certain milestones over a three-year period, and the seller's continued employment with the business. Under the terms of the purchase agreement, the contingent consideration consisted of three earn-out periods capped at $500 per earn-out period. The maximum earn-out was $1,500 per the asset purchase agreement. As of the acquisition date, the contingent consideration had a fair value of $886. The estimated fair value of the contingent consideration liability as of the date of acquisition was determined using an option pricing method based upon available information and certain assumptions known and contains key inputs that are unobservable in the market, which represents a Level 3 measurement within the fair value hierarchy.
As of December 31, 2022, the contingent consideration had a fair value of $886. During 2023, the employee resigned from the business, which consequently terminated the employment relationship and the remaining contingent consideration of $548 was forfeited. This non-cash gain on contingent consideration is included in the change in "Other liabilities" line item on the Company’s consolidated statements of cash flows. Contingent consideration is included in Fair Value Measures above.
Pro forma results of operations have not been presented because the effects of the acquisitions were not material to the Company’s Financial Statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
NOTE C—INVENTORIES

	December 30, 2023	December 31, 2022
Raw materials	$19,848	$21,776
Work in progress	4,707	4,285
Finished goods	36,899	41,028
	$61,454	$67,089
Noncurrent inventories	$3,128	$3,479
As of December 30, 2023, noncurrent inventories consisted of $2,051 of raw materials and $1,077 of finished goods inventory. As of December 31, 2022, noncurrent inventories consisted of $1,711 of raw materials and $1,768 of finished goods inventory. Noncurrent inventories are included in the “Other assets” line item on the Company’s consolidated balance sheets.
NOTE D—PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets consists of the following:

	December 30, 2023	December 31, 2022
Other prepaid expenses	$9,069	$9,089
Miscellaneous receivables, net	6,172	5,183
Other current assets	6,096	7,121
Prepaid insurance	2,325	2,293
Deferred commissions	1,181	3,157
Income taxes receivable	1,029	2,030
	$25,872	$28,873
NOTE E—INCOME TAXES
Consolidated earnings before income taxes consists of the following for 2023, 2022, and 2021:

	Year Ended
	2023	2022	2021
United States	$(19,988)	$(23,996)	$13,017
Foreign	122,441	132,617	157,625
Total earnings before income taxes	$102,453	$108,621	$170,642

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
NOTE E—INCOME TAXES - CONTINUED
Income tax expense (benefit) included in income from continuing operations consists of the following:

	Year Ended
	2023	2022	2021
Current
Federal	$(42)	$42	$(264)
State	469	297	567
Foreign	40,913	45,869	56,668
Total Current	41,340	46,208	56,971

Deferred
Federal	(4,031)	(9,180)	(4,088)
State	(59)	(331)	(40)
Foreign	1,415	2,574	1,294
Total Deferred	(2,675)	(6,937)	(2,834)
	$38,665	$39,271	$54,137
The effective tax rate for 2023, 2022, and 2021 reconciled to the statutory U.S. Federal tax rate is as follows:

	Year Ended
	2023	2022	2021
Statutory U.S. federal income tax rate	21.0%	21.0%	21.0%
State income taxes, net of federal tax benefit	0.5	0.4	0.4
Permanent tax differences	0.7	0.3	0.1
Excess foreign tax credits	(16.4)	(16.6)	(10.9)
Net increase in valuation allowance	13.0	11.9	10.6
Foreign income tax rate differences	8.7	9.5	1.8
Foreign withholding taxes	10.6	9.7	7.9
Uncertain tax position reserve	(0.4)	0.5	(0.3)
All other, net	—	(0.5)	1.1
	37.7%	36.2%	31.7%
The effective tax rate for the year ended December 30, 2023 increased compared to the year ended December 31, 2022. The effective tax rate increase is due primarily to an unfavorable foreign currency impact on withholding tax accruals and the change in the market mix of pre-tax book income.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
NOTE E—INCOME TAXES - CONTINUED
The significant categories of deferred taxes are as follows:

	December 30, 2023	December 31, 2022
Deferred tax assets
Inventory	$5,588	$5,872
Accruals not currently deductible	6,680	8,627
Equity-based compensation expense	2,580	2,746
Property and equipment	771	922
Intangible assets	6,359	6,680
Foreign currency translation	1,760	1,448
Capitalized R&D expenses	13,537	9,618
Tax credit carry forwards	134,205	115,539
Net operating losses	1,956	1,720
Other	3,237	3,223
Gross deferred tax assets	176,673	156,395
Valuation allowance	(137,252)	(118,136)
Net deferred tax assets	39,421	38,259

Deferred tax liabilities
Property and equipment	(5,897)	(5,723)
Prepaid expenses	(1,819)	(2,990)
Intangible assets	(6,359)	(6,680)
Withholding tax on unremitted earnings	(11,673)	(11,639)
Other	(4,941)	(5,499)
Gross deferred tax liabilities	(30,689)	(32,531)
Net deferred taxes	$8,732	$5,728
The components of net deferred taxes on a jurisdiction basis are as follows:

	December 30, 2023	December 31, 2022
Net deferred tax assets	$13,284	$9,799
Net deferred tax liabilities	(4,552)	(4,071)
Net deferred taxes	$8,732	$5,728
As of December 30, 2023, the Company had foreign tax credit carryforwards of approximately $128,695. If unused, these carryforwards will expire between 2026 and 2033. The Company has generated excess foreign tax credits since the Tax Cuts and Jobs Act of 2017 was enacted on December 22, 2017. This is due to the U.S. tax rate being lower than most foreign taxing jurisdiction rates where the Company operates. Although the Company can claim foreign tax credits against U.S. source income due to overall domestic losses generated in previous years, the Company does not believe it will be able to use more foreign tax credits than it generates in a single year. The Company believes these foreign tax credit carryforwards will expire unused based on available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, available tax planning strategies, and available carryback opportunities. Similar with prior years, the Company continues to maintain a full valuation allowance on its foreign tax credit carryforwards. Valuation allowances are determined using a more-likely-than-not realization criteria and are based upon all facts and circumstances.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
NOTE E—INCOME TAXES - CONTINUED
The Company recorded a $1,591 valuation allowance on mirrored deferred tax assets recorded in the United States, which offset deferred tax liabilities of foreign disregarded entities. These mirrored deferred tax assets represent future foreign tax credits. This valuation allowance is necessary because the Company is limited in its ability to utilize future foreign tax credits due to the U.S. tax rate being lower than most foreign taxing jurisdiction rates where the Company operates.
The Company also had $1,908 of Utah research credit carryforwards, and $3,602 of Federal research credit carryforwards as of December 30, 2023. If unused, the Utah research credit carryforwards expire between 2027 and 2037, and the Federal research credits expire between 2036 and 2043. Utah research credits are limited to Utah tax due and the Company has a history of generating more credits than it can use. Federal research credit carryforwards can only be used in a year when U.S. taxes are owed after foreign tax credits have been applied. Due to the lack of sufficient evidence to the contrary, the Company has placed a full valuation allowance on these credit carryforwards.
In addition, the Company had $6,100 of foreign operating loss carry forwards, $1,627 of which have an unlimited carryforward period. The deferred tax asset associated with these losses was $1,893 and a valuation allowance of $1,423 has been applied against this deferred tax asset. The 2023 deferred tax asset for state-tax-loss carryforwards was $63. If unused, some of the state-tax-loss carryforwards will expire between 2032 and 2042 and others can be carried forward indefinitely.
The total combined valuation allowance was $137,252 as of December 30, 2023. The 2023 valuation allowance represents a $19,116 net increase from 2022. If the Company determines that there is sufficient evidence to remove the valuation allowances addressed above, the valuation allowance will be released and the provision for income taxes will be reduced.
As of December 30, 2023, the cumulative amount of undistributed earnings of the Company’s non-U.S. subsidiaries held for indefinite reinvestment is approximately $4,000. If this amount were repatriated to the United States, the amount of incremental taxes would be approximately $400.
As of December 30, 2023, the Company reported $1,074 in "Other long-term liabilities" in unrecognized tax benefits that would impact the effective tax rate if recognized. This compares to $66 of unrecognized tax benefits in "Other current liabilities" and $1,384 in "Other long-term liabilities" for a combined total of $1,450 reported as of December 31, 2022.
The following reconciliation provides the changes in unrecognized tax benefits for the years presented:

	Year Ended
	2023	2022	2021
Beginning balance of unrecognized tax benefits	$1,450	$1,008	$1,528
Increases related to prior year tax positions	30	107	21
Decreases related to prior year tax positions	(363)	—	(330)
Increases related to current year tax positions	409	468	424
Decreases for settlements with taxing authorities	(452)	(133)	(635)
Ending balance of unrecognized tax benefits	$1,074	$1,450	$1,008
The Company accounts for interest and penalties associated with unrecognized tax benefits as a component of income tax expense. For the period ended December 30, 2023 and December 31, 2022, the Company reported $66 and $201, respectively, as income tax expense related to interest and penalties. As of December 30, 2023, the Company recorded $180 of "Other long-term liabilities" associated with interest and penalties for unrecognized tax benefits. This compares to $64 of "Other current liabilities" and $239 of "Other long-term liabilities" associated with interest and penalties reported as of December 31, 2022.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
NOTE E—INCOME TAXES - CONTINUED
The Company files income tax returns in the United States and foreign jurisdictions. In general, the Company's tax filings are subject to examination for years ended on or after December 31, 2019. However, statutes of limitations in some markets may be as long as ten years for transfer pricing related issues.
NOTE F—PROPERTY AND EQUIPMENT
Cost of property and equipment and their estimated useful lives is as follows:

	Useful life (years)	December 30, 2023	December 31, 2022
Buildings	39.5	$77,803	$78,071
Laboratory and production equipment	5-7	54,502	50,679
Air transportation equipment	5	2,952	2,952
Computer equipment and software	3-5	52,302	53,436
Furniture and fixtures	3-5	6,323	6,198
Automobiles	3-5	744	722
Leasehold improvements	3-5	14,337	14,388
Land improvements	15	3,263	3,271
		212,226	209,717
Less accumulated depreciation and amortization		128,939	124,748
		83,287	84,969
Land		6,720	6,723
Deposits and projects in process		9,807	6,081
		$99,814	$97,773
Depreciation of property and equipment was $10,904, $11,351, and $11,661, for the years ended 2023, 2022, and 2021, respectively.
NOTE G—OPERATING LEASES
The following table summarizes the classification of ROU assets and lease liabilities in the Company’s consolidated balance sheet:

Leases	Classification	December 30, 2023	December 31, 2022
Assets
ROU operating lease assets, net	Other assets	$17,671	$19,997
Total ROU assets		$17,671	$19,997

Liabilities
Current:
Operating lease liabilities	Other current liabilities	$7,278	$6,892
Noncurrent:
Operating lease liabilities	Other long-term liabilities	5,141	7,680
Total lease liabilities		$12,419	$14,572

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
NOTE G—OPERATING LEASES - CONTINUED
The components of lease expense were as follows:

	Year Ended
	2023	2022	2021
Operating lease expense	$8,042	$8,606	$9,585
Total lease expense	$8,042	$8,606	$9,585
These leases generally provide that property taxes, insurance, and maintenance expenses are the responsibility of the Company. Such expenses are not included in the operating lease amounts outlined in the table above or in the rent expense amounts that follow. The total rent expense was approximately $8,755, $8,258, and $9,830 for the years ended 2023, 2022, and 2021, respectively.
The following table presents supplemental lease information:

	Year Ended
	2023	2022	2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$8,227	$7,924	$9,506
ROU assets obtained in exchange for new operating lease liabilities	$5,699	$5,641	$5,322
The following table presents weighted-average remaining lease term and weighted-average discount rate for the Company's operating leases:

	Year Ended
	2023	2022
Weighted-average remaining lease term—operating leases	1.99 yrs.	2.39 yrs.
Weighted-average discount rate—operating leases	3.97%	3.04%
The following table presents the maturity of the Company’s lease liabilities as of December 30, 2023:

Year ending
2024	$7,609
2025	3,858
2026	1,312
2027	121
2028 and Thereafter	—
12,900
Less: imputed interest	(481)
Present value	$12,419

NOTE H—INTANGIBLE ASSETS
The Company performed its annual goodwill impairment test during the third quarter of 2023. The Company performed a qualitative assessment of each reporting unit and determined that it was not more-likely-than-not that the fair value of any reporting unit was less than its carrying amount. As a result, no impairments of goodwill were recognized in 2023 and 2022.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
NOTE H—INTANGIBLE ASSETS - CONTINUED
The Company also performed its annual indefinite-lived intangible asset impairment test during the third quarter of 2023. The Company performed a qualitative assessment of the indefinite-lived intangible assets and determined that it was not more-likely-than-not that the fair value of any indefinite-lived intangible asset was less than the carrying amount. As a result, no impairments of indefinite-lived intangible assets were recognized in 2023 and 2022.
The changes in the carrying amount of goodwill are as follows:

	December 30, 2023	December 31, 2022
Balance at beginning of year:
Gross goodwill	$17,368	$17,668
Goodwill as of beginning of year	17,368	17,668

Goodwill acquired during the year	—	582
Currency translation adjustment	(266)	(882)

Balance as of end of year
Gross goodwill	17,102	17,368
Goodwill as of end of year	$17,102	$17,368
Intangible assets consist of the following:

	As of December 30, 2023
	Gross carrying amount	Accumulated amortization	Net carrying amount	Weighted-average amortization period (years)
Amortized intangible assets
Trade name and trademarks	$2,285	$(343)	$1,942	10
Product formulas	8,480	(8,426)	54	8
Customer relationships	3,314	(1,243)	2,071	4
Non-compete agreements	467	(184)	283	4

Indefinite-lived intangible assets
Direct selling license	25,569		25,569
	$40,115		$29,919

Estimated Amortization Expense:
2024	$1,223
2025	1,154
2026	692
2027	253
2028	229
Thereafter	799
$4,350

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
NOTE H—INTANGIBLE ASSETS - CONTINUED

	As of December 31, 2022
	Gross carrying amount	Accumulated amortization	Net carrying amount	Weighted-average amortization period (years)
Amortized intangible assets
Trade name and trademarks	$2,285	$(114)	$2,171	10
Product formulas	8,701	(7,983)	718	8
Customer relationships	3,313	(414)	2,899	4
Non-compete agreements	467	(61)	406	4

Indefinite-lived intangible assets
Direct selling license	26,238		26,238
	$41,004		$32,432
Aggregate amortization of intangible assets was $1,835, $1,723, and $1,182 for the years ended 2023, 2022, and 2021, respectively.
NOTE I—OTHER CURRENT LIABILITIES
Other current liabilities consist of the following:

	December 30, 2023	December 31, 2022
Associate incentives	$45,665	$55,688
Accrued employee compensation	16,198	17,334
Deferred revenue	13,910	20,875
Sales taxes	9,231	11,234
Operating lease liabilities	7,278	6,892
Income taxes	3,297	4,973
All other	12,410	15,788
	$107,989	$132,784
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
There was no outstanding debt on the Credit Facility as of December 30, 2023. The obligations of the Company under the Credit Agreement are secured by the pledge of the capital stock of certain subsidiaries of the Company, pursuant to a Security and Pledge Agreement.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
NOTE J—LINE OF CREDIT - CONTINUED
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
The Company maintains local lines of credit across different markets to secure sufficient working capital. As of December 30, 2023, the balance on these local lines of credit was $786.
NOTE K—COMMITMENTS AND CONTINGENCIES
Unconditional Purchase Obligations
The Company’s unconditional purchase obligations relating to IT-related services and advertising agreements were $8,018 and $7,163, as of December 30, 2023 and December 31, 2022, respectively that are generally paid within one year.
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
Employee Benefit Plan
In the United States, the Company sponsors an employee benefit plan under Section 401(k) of the Internal Revenue Code. This plan covers employees who are at least 18 years of age and have met a one-month service requirement. The Company makes a matching contribution equal to 100 percent of the first one percent of a participant’s compensation that is contributed by the participant, and 50 percent of that deferral that exceeds one percent of the participant’s compensation, not to exceed six percent of the participant’s compensation, subject to the limits of ERISA. In addition, the Company may make a discretionary contribution based on earnings. The Company’s matching contributions cliff vest at two years of service. Contributions made by the Company to the plan in the United States were $2,451, $2,589, and $2,509 for the years ended 2023, 2022, and 2021, respectively.
The Company has employees in international countries that are covered by various defined contribution plans. These plans are administered based upon the legal requirements in the countries in which they are established.
NOTE L—EQUITY-BASED COMPENSATION
Total equity-based compensation expense was $14,965, $13,485, and $14,706 for fiscal years 2023, 2022, and 2021, of which, $370, $154, and $408, was related to liability-classified awards, respectively. The related tax benefit for these periods was $2,507, $2,556, and $2,813, respectively.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
NOTE L—EQUITY-BASED COMPENSATION - CONTINUED
The following table shows the remaining unrecognized compensation expense on a pre-tax basis for all types of unvested equity awards outstanding as of December 30, 2023. This table does not include an estimate for future grants that may be issued.

2024	$11,697
2025	7,934
2026	4,426
2027	531
$24,588
The remaining unrecognized compensation expense above is expected to be recognized over a weighted-average period of 1.7 years.
The Company's 2015 Equity Incentive Award Plan (the "2015 Plan") is currently the only plan under which equity awards are issued. The 2015 Plan allows for the grant of various equity awards including stock-settled stock appreciation rights, stock options, and restricted stock awards which include restricted stock units, deferred stock units, performance stock units, (collectively "restricted stock awards") and other types of equity-based awards to the Company’s officers, key employees, and non-employee directors.
Since the inception of the 2015 Plan, 1,750 shares have been authorized. As of December 30, 2023, 4,267 awards had been granted under the 2015 Plan, of which 2,942 were stock-settled stock appreciation rights, and 1,325 were restricted stock awards. Also, as of December 30, 2023, a total of 1,174 options and grants had been forfeited, of which 73 awards have been added back to the number of shares available for issuance under the 2015 Plan.
Stock-Settled Stock Appreciation Rights
The Company uses the Black-Scholes option pricing model to estimate the fair value of its stock-settled stock appreciation rights. The weighted-average fair value of stock-settled stock appreciation rights granted in 2023 and 2021 were $19.92 and $27.12, respectively. There were no stock-settled stock appreciation rights granted in 2022.
Stock-settled stock appreciation rights granted to officers and key employees upon hire or promotion to such a position, or annually for existing participants, generally vest 25% each year on the anniversary of the grant date and expire 4.5 years from the date of grant.
The following table includes the weighted-average assumptions the Company used to calculate the fair value of stock-settled stock appreciation rights that were granted during the periods indicated.

	Year Ended
	2023	2022	2021
Expected volatility (1)	39.89%	N/A	43.28%
Risk-free interest rate (2)	3.78%	N/A	0.33%
Expected life (3)	3.5 yrs.	N/A	3.5 yrs.
Expected dividend yield (4)	0.00%	N/A	0.00%
Weighted-average exercise price (5)	$58.79	N/A	$85.19
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

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
NOTE L—EQUITY-BASED COMPENSATION - CONTINUED
A summary of the Company’s stock-settled stock appreciation right activity is as follows:

	Shares	Weighted-average exercise price	Weighted-average remaining contractual term	Aggregate intrinsic value*
Outstanding at December 31, 2022	147	$82.16	1.3	$—
Granted	18	58.79
Exercised	—	—
Forfeited	(4)	81.59
Expired	(49)	115.45
Outstanding at December 30, 2023	112	$63.88	1.2	$—

Exercisable at December 30, 2023	65	$64.84	0.7	$—
* Aggregate intrinsic value is defined as the difference between the current market value at the reporting date (the closing price of the Company’s common stock on the last trading day of the period) and the exercise price of awards that were in-the-money. The closing price of the Company’s common stock at December 30, 2023 and December 31, 2022 was $53.60 and $53.20, respectively.
The total intrinsic value of stock-settled stock appreciation rights exercised was $0, $50, and $10,337, for the years ended 2023, 2022, and 2021, respectively. The total fair value of stock-settled stock appreciation rights that vested was $1,009, $983, and $3,868, for the years ended 2023, 2022, and 2021, respectively.
During the year ended 2023, there were no exercises of stock-settled stock appreciation rights. During the years ended 2022 and 2021, certain employees elected to receive a net amount of shares upon the exercise of stock-settled stock appreciation rights in order to satisfy the Company’s tax withholding obligation. There was no reduction to additional paid-in capital for the years ended 2023, 2022, and 2021.
Restricted Stock Awards
Restricted stock awards include stock-settled and cash-settled restricted stock units, performance stock units granted to the Company’s officers and key employees, and deferred stock units granted to non-employee directors. Restricted stock units are granted to officers and key employees upon hire or promotion to such a position, or annually for existing participants, and generally vest 25% each year on the anniversary of the grant date. Awards of deferred stock units granted to non-employee directors generally vest 25% each quarter, commencing on the first vest date anniversary following the final vesting of the previous award. Upon vesting, holders of stock-settled restricted stock units and deferred stock units are entitled to receive shares of the Company’s common stock on a one-for-one basis. Holders of cash-settled restricted stock units are entitled to receive cash payments equivalent to the number of units held, valued at the closing market price on the vest date. The fair value of restricted stock units is determined based on the Company’s closing stock price on the date of grant. Cash-settled restricted stock units are accounted for as liability-classified awards and fair value is remeasured to the current fair value, which is the Company's closing stock price, at each reporting date until the award is settled at vesting. Restricted stock units are full-value shares at the date of grant, vesting over the periods of service, and do not have expiration dates. Performance stock units are granted to officers and key employees. The ultimate number of shares to be earned depends on the achievement of certain market and performance conditions, and continued service through the applicable vesting date, and do not have expiration dates.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
NOTE L—EQUITY-BASED COMPENSATION - CONTINUED
A summary of the Company’s stock-settled restricted stock unit activity is as follows:

	Shares	Weighted-average grant date fair value
Outstanding at December 31, 2022	385	$85.80
Granted	274	59.23
Vested	(155)	59.94
Forfeited	(14)	79.23
Outstanding at December 30, 2023	490	$71.35
During the year ended 2023, certain employees elected to receive a net amount of shares upon the release of restricted stock units in order to satisfy the Company’s tax withholding obligation. This resulted in a reduction to additional paid-in capital of $3,092, $4,706, and $3,575 for the years ended 2023, 2022, and 2021, respectively, reflected as a financing activity in the Company’s consolidated statements of cash flows.
The total fair value of restricted stock units that vested was $9,293, $12,808, and $11,378, for the years ended 2023, 2022, and 2021, respectively.
A summary of the Company’s cash-settled restricted stock unit activity is as follows:

	Shares	Weighted-average grant date fair value
Nonvested at December 31, 2022	12	$84.72
Granted	14	59.82
Vested	(4)	61.09
Forfeited	—	—
Nonvested at December 30, 2023	22	$68.71
The weighted-average fair value of liability-classified awards outstanding was $69, $85, and $79 for the years ended 2023, 2022, and 2021, respectively.
The number of deferred stock units vested and unreleased totaled 8, for the years ended 2023, and 2022, and 19 for the year ended 2021, respectively. There were no deferred stock units that vested in 2023, 2022, and 2021.
During 2023, the Company granted 84 performance stock units to officers and key employees. The performance stock units are subject to a cliff vesting at the end of a three-year period. The number of units that vest will vary between 0% - 200% based on the achievement of market and performance conditions, over the three-year service period. The fair value of the performance stock units is determined using a Monte-Carlo simulation model. A Monte-Carlo simulation model uses stock price volatility and other assumptions to estimate the probability of satisfying the market conditions and the resulting fair value of the award.
The weighted-average grant date fair value of performance stock units granted in 2023 was $40.05. There were no performance stock units granted in 2022 or 2021. In 2023, there was unrecognized compensation expense of $913 related to unvested performance stock units that are not probable of achieving the performance condition.
The following table includes the weighted-average assumptions the Company used to calculate the fair value of performance stock units that were granted during the periods indicated.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
NOTE L—EQUITY-BASED COMPENSATION - CONTINUED

Year Ended
2023
Expected volatility (1)	37.84%
Risk-free interest rate (2)	4.09%
Expected dividend yield (3)	N/A
(1)The Company utilizes historical volatility of the trading price of its common stock.
(2)Risk-free interest rate is based on the U.S. Treasury yield curve with respect to the expected life of the award.
(3)The Company historically has not paid and currently has no plan to pay dividends.
The market condition is met if the Company achieves the target closing stock price on December 31, 2025, of $59.84. If the market condition is met, the number of earned performance stock units, as a percentage of the target number of performance stock units, is calculated based on the compound annual growth rate ("CAGR") of the Company's active Customers from fiscal year-end 2022 to fiscal year-end 2025. The payout as a percent of target shares will be determined based on the active Customer growth rate achieved by the Company as of fiscal year-end 2025, as illustrated in the table below. If the active Customer CAGR growth rate does not meet the performance condition according to the table below, the corresponding payout will be zero.

Market condition	Performance condition
Target share price	active Customer CAGR	Fiscal year-end 2025 active Customers(1)	Payout as % of target number of shares
$59.84	6%	584,000	100%
$59.84	9%	635,000	150%
$59.84	12%	688,000	200%
(1) Based on active Customer count of 490,000 at December 31, 2022. For purposes of this performance condition, "active Customer" is defined as active Customer in the Company’s Direct-selling operating segment (discussed further in Note M – Segment Information below), excluding customers from mergers and acquisitions.

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

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
NOTE M—SEGMENT INFORMATION - CONTINUED

	Year Ended
	2023	2022	2021
Net sales:
Direct-selling	$915,211	$995,043	$1,186,464
All other	5,799	3,558	—
Consolidated Total	$921,010	$998,601	$1,186,464
No single Associate accounted for 10% or more of net sales for the periods presented. The table below summarizes the approximate percentage of total product revenue for our Direct-selling segment that has been contributed by the Company’s nutritionals, foods, and personal care and skincare products for the periods indicated.

	Year Ended
	2023	2022	2021
USANA Nutritionals	87%	87%	86%
USANA Foods (1)	7%	7%	7%
Personal care and Skincare	5%	5%	6%
All Other	1%	1%	1%
______________________________
(1)Includes the Company’s Active Nutrition line
Selected Financial Information
Financial information, presented by geographic region is listed below:

	Year Ended
	2023	2022	2021
Net Sales to External Customers
Asia Pacific
Greater China	$475,099	$502,486	$563,469
Southeast Asia Pacific	163,890	190,478	269,803
North Asia	101,446	108,952	129,920
Asia Pacific Total	740,435	801,916	963,192

Americas and Europe	180,575	196,685	223,272
Consolidated Total	$921,010	$998,601	$1,186,464

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
NOTE M—SEGMENT INFORMATION - CONTINUED

	December 30, 2023	December 31, 2022
Long-lived Assets
Asia Pacific
Greater China	$79,418	$86,051
Southeast Asia Pacific	17,504	15,226
North Asia	2,235	3,617
Asia Pacific Total	99,157	104,894

Americas and Europe	96,480	92,373
Consolidated Total	$195,637	$197,267

Total Assets
Asia Pacific
Greater China	$219,781	$250,786
Southeast Asia Pacific	57,820	51,880
North Asia	21,807	22,952
Asia Pacific Total	299,408	325,618

Americas and Europe	333,349	270,931
Consolidated Total	$632,757	$596,549
The following table provides further information on markets representing ten percent or more of consolidated net sales and long-lived assets, respectively:

	Year Ended
	2023	2022	2021
Net sales:
China	$427,265	$453,134	$506,103
South Korea	$99,108	$106,391	$125,835
United States	$95,906	$106,087	$110,379

Long-lived Assets:
United States	$93,181	$89,150
China	$77,767	$83,938

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
The following is a reconciliation of the numerator and denominator used to calculate basic EPS and diluted EPS for the periods indicated:

	Year Ended
	2023	2022	2021
Net earnings available to common shareholders	$63,788	$69,350	$116,505
Weighted average common shares outstanding - basic	19,250	19,254	20,146
Dilutive effect of in-the-money equity awards	95	56	197
Weighted average common shares outstanding - diluted	19,345	19,310	20,343
Earnings per common share from net earnings - basic	$3.31	$3.60	$5.78
Earnings per common share from net earnings - diluted	$3.30	$3.59	$5.73
Equity awards for the following shares were not included in the computation of diluted EPS due to the fact that their effect would be anti-dilutive:

Year Ended
2023	2022	2021
319	354	60
During the year ended 2023, the Company repurchased and retired 180 shares for $11,653 including accrued excise tax of $54. During the years ended 2022 and 2021, the Company repurchased and retired 288 shares, and 1,844 shares for an aggregate price of $25,382 and $177,837, respectively.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

Description	Balance at beginning of period	Charged to costs and expenses	Deductions	Balance at end of period
December 30, 2023
Allowance for sales returns	$572	$5,552	$5,704	$420
Allowance for credit losses	$363	$112	$54	$421
Valuation allowance - deferred tax assets	$118,136	$19,116	$—	$137,252

December 31, 2022
Allowance for sales returns	$547	$6,562	$6,537	$572
Allowance for credit losses	$504	$6	$147	$363
Valuation allowance - deferred tax assets	$99,958	$18,178	$—	$118,136

January 1, 2022
Allowance for sales returns	$819	$7,213	$7,485	$547
Allowance for credit losses	$372	$148	$16	$504
Valuation allowance - deferred tax assets	$81,401	$18,557	$—	$99,958