Form 10-Q
period 2024-03-30
USANA HEALTH SCIENCES INC
filed 2024-05-07
CIK 896264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 30, 2024
or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 3, 2024, there were 19,050,568 outstanding shares of the registrant’s common stock, $0.001 par value.

Auditor Name: KPMG LLP	Auditor Location: Salt Lake City, Utah	Auditor Firm ID: 185

USANA HEALTH SCIENCES, INC.
FORM 10-Q
For the Quarterly Period Ended March 30, 2024

Cautionary Note Regarding Forward-Looking Statements and Certain Risks
This report contains “forward-looking statements” within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new products; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Forward-looking statements may include, but are not limited to, statements regarding future financial results, long-term value creation goals, productivity, raw material prices and related costs, supply chain, asset impairment, litigation, sustainability and environmental, social and governance (“ESG”) efforts, compliance with current or proposed international laws and regulations, the impact of COVID-19, or other pandemics, or geopolitical tensions, conflicts, or wars on our operations. Forward-looking statements can be identified by words such as: “anticipate,” “intend,” “plan,” “seek,” “believe,” “project,” “estimate,” “expect,” “strategy,” “future,” “likely,” “may,” “should,” “will” and similar references to future periods. Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely unduly on forward-looking statements.
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
•Extensive regulation of our business model and uncertainties relating to the interpretation and enforcement of applicable laws and regulations governing direct selling and anti-pyramiding, in the United States, China, and other markets where we have operations;
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
•Geopolitical tensions or conflicts, including impacts from the conflicts involving Russia and Ukraine, and Israel and Palestine, deterioration in foreign relations, as well as disputes or tensions among other countries around the world in general or among the United States, China, and other countries;
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

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)
(unaudited)

	As of March 30, 2024	As of December 30, 2023
ASSETS
Current assets
Cash and cash equivalents	$328,336	$330,420
Inventories	60,870	61,454
Prepaid expenses and other current assets	31,864	25,872
Total current assets	421,070	417,746
Property and equipment, net	98,186	99,814
Goodwill	16,902	17,102
Intangible assets, net	29,105	29,919
Deferred tax assets	11,347	13,284
Other assets	52,665	54,892
	$629,275	$632,757
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$8,266	$10,070
Line of credit - short term	1,320	786
Other current liabilities	103,045	107,989
Total current liabilities	112,631	118,845
Deferred tax liabilities	5,113	4,552
Other long-term liabilities	11,543	12,158
Stockholders' equity
Common stock, $0.001 par value; Authorized -- 50,000 shares, issued and outstanding 19,047 as of March 30, 2024 and 19,130 as of December 30, 2023	19	19
Additional paid-in capital	65,111	65,661
Retained earnings	453,451	445,217
Accumulated other comprehensive income (loss)	(18,593)	(13,695)
Total stockholders' equity	499,988	497,202
	$629,275	$632,757
The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except per share data)
(unaudited)

	Quarter Ended
	March 30, 2024	April 1, 2023
Net sales	$227,800	$248,360
Cost of sales	43,069	48,519
Gross profit	184,731	199,841
Operating expenses:
Associate incentives	95,758	106,070
Selling, general and administrative	64,300	66,926
Total operating expenses	160,058	172,996
Earnings from operations	24,673	26,845
Other income (expense):
Interest income	2,676	1,775
Interest expense	(52)	(31)
Other, net	(186)	(88)
Other income (expense), net	2,438	1,656
Earnings before income taxes	27,111	28,501
Income taxes	10,574	10,118
Net earnings	$16,537	$18,383

Earnings per common share
Basic	$0.86	$0.95
Diluted	$0.86	$0.95

Weighted average common shares outstanding
Basic	19,174	19,283
Diluted	19,302	19,328

Comprehensive income:
Net earnings	$16,537	$18,383
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(5,102)	1,654
Tax benefit (expense) related to foreign currency translation adjustment	204	98
Other comprehensive income (loss), net of tax	(4,898)	1,752
Comprehensive income	$11,639	$20,135
The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)
For three months ended April 1, 2023

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Value
Balance at December 31, 2022	19,206	$19	$55,604	$391,636	$(12,787)	$434,472
Net earnings				18,383		18,383
Other comprehensive income (loss), net of tax					1,752	1,752
Equity-based compensation expense			3,608			3,608
Common stock issued under equity award plans	88	—				—
Tax withholding for net-share settled equity awards			(2,861)			(2,861)
Balance at April 1, 2023	19,294	$19	$56,351	$410,019	$(11,035)	$455,354
For three months ended March 30, 2024

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Value
Balance at December 30, 2023	19,130	$19	$65,661	$445,217	$(13,695)	$497,202
Net earnings				16,537		16,537
Other comprehensive income (loss), net of tax					(4,898)	(4,898)
Equity-based compensation expense			3,669			3,669
Common stock repurchased and retired	(194)	—	(1,180)	(8,303)		(9,483)
Common stock issued under equity award plans	111	—				—
Tax withholding for net-share settled equity awards			(3,039)			(3,039)
Balance at March 30, 2024	19,047	$19	$65,111	$453,451	$(18,593)	$499,988
The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	March 30, 2024	April 1, 2023
Cash flows from operating activities
Net earnings	$16,537	$18,383
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities
Depreciation and amortization	3,158	3,299
Right-of-use asset amortization	1,926	1,925
(Gain) loss on sale of property and equipment	405	—
Equity-based compensation expense	3,669	3,608
Deferred income taxes	2,547	3,557
Inventory write-down	934	2,284
Changes in operating assets and liabilities:
Inventories	(1,801)	(78)
Prepaid expenses and other assets	(5,108)	(5,205)
Accounts payable	(1,718)	(246)
Other liabilities	(2,866)	(14,694)
Net cash provided by (used in) operating activities	17,683	12,833
Cash flows from investing activities
Payments for net investment hedge	(870)	(1,271)
Proceeds from sale of property and equipment	3	—
Purchases of property and equipment	(3,201)	(2,107)
Net cash provided by (used in) investing activities	(4,068)	(3,378)
Cash flows from financing activities
Repurchase of common stock	(9,444)	—
Borrowings on line of credit	537	—
Payments related to tax withholding for net-share settled equity awards	(3,039)	(2,861)
Payments for contingent consideration	—	(338)
Net cash provided by (used in) financing activities	(11,946)	(3,199)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(3,809)	790
Net increase (decrease) in cash, cash equivalents, and restricted cash	(2,140)	7,046
Cash, cash equivalents, and restricted cash at beginning of period	333,246	291,320
Cash, cash equivalents, and restricted cash at end of period	$331,106	$298,366
Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheets
Cash and cash equivalents	$328,336	$295,454
Restricted cash included in other assets	2,770	2,912
Total cash, cash equivalents, and restricted cash	$331,106	$298,366
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$24	$2
Income taxes	9,100	10,182
Cash received during the period for:
Income tax refund	—	517
Non-cash investing and financing activities:
Right-of-use assets obtained in exchange for lease obligations	167	1,806
Accrued purchases of property and equipment	83	368
Accrued excise tax for repurchase of common stock	39	—
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
(1)Asia Pacific -
(i)Greater China – Hong Kong, Taiwan, and China. The Company’s business in China is conducted by BabyCare Holdings, Ltd., the Company’s wholly-owned subsidiary.
(ii)Southeast Asia Pacific – Australia, New Zealand, Singapore, Malaysia, the Philippines, Thailand, Indonesia, and India(1).
(iii)North Asia – Japan and South Korea.
(2)Americas and Europe – United States, Canada, Mexico, Colombia, and Europe (the United Kingdom, France, Germany, Spain, Italy, Romania, Belgium, and the Netherlands).
(1) We commenced operations in this market near the end of the fourth quarter of 2023.
The condensed consolidated balance sheet as of December 30, 2023, derived from audited consolidated financial statements, and the unaudited interim condensed consolidated financial information of the Company have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X promulgated by the SEC. Accordingly, certain information and disclosures that are normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. In the opinion of the Company’s management, the accompanying interim condensed consolidated financial information contains all adjustments, consisting only of normal recurring adjustments that are necessary to state fairly the Company’s financial position as of March 30, 2024, and results of operations and cash flows for the three months ended March 30, 2024 and April 1, 2023.
The interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto that are included in the Company’s Annual Report on Form 10-K for the year ended December 30, 2023. The results of operations for the three months ended March 30, 2024, are not necessarily indicative of the results that may be expected for the fiscal year ending December 28, 2024.
Certain reclassifications have been made to prior period amounts to conform to current period presentation. These reclassifications relate to the disaggregation of inventory write-downs from changes in inventories within operating activities of the condensed consolidated statements of cash flows.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
(unaudited)
NOTE A – ORGANIZATION, CONSOLIDATION, AND BASIS OF PRESENTATION - CONTINUED
Recent Accounting Pronouncements
Issued Accounting Pronouncements Not Yet Adopted
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The standard is intended to provide financial statement users with more disaggregated expense information about a public entity’s reportable segments. ASU 2023-07 requires incremental disclosures related to a public entity’s reportable segments including allowing the disclosure of multiple measures of segment profit or loss, requiring the disclosure of significant segment expenses, and requiring the qualitative disclosure of other segment items. ASU 2023-07 is effective for annual periods beginning after December 15, 2023, and interim periods within annual periods beginning after December 15, 2024, and should be adopted retrospectively unless impracticable. Early adoption is permitted. The Company is currently evaluating the impact adoption of the standard will have on its consolidated financial statements.
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
(unaudited)
NOTE B – FAIR VALUE MEASURES - CONTINUED
As of March 30, 2024, and December 30, 2023, the following financial assets and liabilities were measured at fair value on a recurring basis using the type of inputs shown:

	March 30, 2024	Fair Value Measurements Using
		Inputs
		Level 1	Level 2	Level 3
Money market funds included in cash equivalents	$256,787	$256,787	$—	$—
Foreign currency contracts included in other current liabilities	(12)	—	(12)	—
Net investment hedge included in prepaid expenses and other current assets	1,247	—	1,247	—
Deferred compensation liabilities included in other long-term liabilities	(3,908)	—	(3,908)	—

	December 30, 2023	Fair Value Measurements Using
		Inputs
		Level 1	Level 2	Level 3
Money market funds included in cash equivalents	$258,319	$258,319	$—	$—
Foreign currency contracts included in other current liabilities	(62)	—	(62)	—
Deferred compensation liabilities included in other long-term liabilities	(3,137)	—	(3,137)	—
There were no transfers of financial assets or liabilities between levels of the fair value hierarchy for the periods indicated.
The majority of the Company’s non-financial assets, which include long-lived assets, are not required to be carried at fair value on a recurring basis. However, if an impairment charge is required, a non-financial asset would be written down to fair value. As of March 30, 2024 and December 30, 2023, there were no non-financial assets measured at fair value on a non-recurring basis.
As of March 30, 2024 and December 30, 2023, the Company’s financial instruments include cash equivalents and restricted cash. The recorded values of cash equivalents and restricted cash approximate their fair values, based on their short-term nature.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
(unaudited)
NOTE C – INVENTORIES
Inventories consist of the following:

	March 30, 2024	December 30, 2023
Raw materials	$19,790	$19,848
Work in progress	3,646	4,707
Finished goods	37,434	36,899
Inventories	$60,870	$61,454
Noncurrent inventories	$2,893	$3,128
As of March 30, 2024, noncurrent inventories consisted of $1,991 of raw materials and $902 of finished goods inventory. As of December 30, 2023, noncurrent inventories consisted of $2,051 of raw materials and $1,077 of finished goods inventory. Noncurrent inventories are included in the “Other assets” line item on the Company’s condensed consolidated balance sheets. Noncurrent inventory is anticipated to be consumed beyond our normal operating cycle, but prior to obsolescence.
NOTE D – INVESTMENT IN EQUITY SECURITIES
As of March 30, 2024 and December 30, 2023, the carrying amount of equity securities without readily determinable fair values was $20,000 and is included in the “Other assets” line item on the Company’s condensed consolidated balance sheets.
During the three months ended March 30, 2024, and April 1, 2023, no observable price changes were evaluated, and no adjustment to the carrying value of the securities was recorded.
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

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
(unaudited)
NOTE E – REVENUE AND CONTRACT LIABILITIES - CONTINUED
The following table presents Other Revenue for the periods indicated:

	Quarter Ended
	March 30, 2024	April 1, 2023
Other Revenue	$718	$726
Disaggregation of revenue by geographic region and major product line is included in Segment Information in Note J.
The following table provides information about contract liabilities from contracts with customers, including significant changes in the contract liabilities balances during the period:

	March 30, 2024	December 30, 2023
Contract liabilities at beginning of period	$13,910	$20,875
Increase due to deferral of revenue at end of period	14,824	13,910
Decrease due to beginning contract liabilities recognized as revenue	(10,952)	(20,875)
Contract liabilities at end of period	$17,782	$13,910
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
There was no outstanding debt on the Credit Facility as of March 30, 2024 and December 30, 2023. The obligations of the Company under the Credit Agreement are secured by the pledge of the capital stock of certain subsidiaries of the Company, pursuant to a Security and Pledge Agreement.
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
The Company maintains local lines of credit across different markets to secure sufficient working capital. As of March 30, 2024 and December 30, 2023, the balance on these local lines of credit was $1,320 and $786, respectively.

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
During the three months ended March 30, 2024, and April 1, 2023, the Company entered into European options designated as net investment hedges with notional amounts of $77,345 and $81,343, respectively. For the three months ended March 30, 2024, and April 1, 2023, the Company had an unrealized gain of $377 and $968, respectively, recorded to foreign currency translation adjustment ("FCTA") within accumulated other comprehensive income (loss) ("AOCI"). The Company assessed the hedge effectiveness under the forward rate method, determining the hedging instruments were highly effective.
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

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
(unaudited)
NOTE I – COMMON STOCK AND EARNINGS PER SHARE - CONTINUED
The following is a reconciliation of the numerator and denominator used to calculate basic EPS and diluted EPS for the periods indicated:

	Quarter Ended
	March 30, 2024	April 1, 2023
Net earnings available to common shareholders	$16,537	$18,383
Weighted average common shares outstanding - basic	19,174	19,283
Dilutive effect of in-the-money equity awards	128	45
Weighted average common shares outstanding - diluted	19,302	19,328
Earnings per common share from net earnings - basic	$0.86	$0.95
Earnings per common share from net earnings - diluted	$0.86	$0.95
Equity awards for the following shares were not included in the computation of diluted EPS due to the fact that their effect would be anti-dilutive:

Quarter Ended
March 30, 2024	April 1, 2023
385	296
During the three months ended March 30, 2024, the Company repurchased and retired 194 shares for $9,483, inclusive of accrued excise tax of $39. There were no shares repurchased during the three months ended April 1, 2023. The excess of the repurchase price over par value is allocated between additional paid-in capital and retained earnings on a pro-rata basis. The purchase of shares under this plan reduces the number of shares outstanding in the above calculations.
As of March 30, 2024, the remaining authorized repurchase amount under the stock repurchase plan was $61,703, inclusive of accrued excise tax. There is no expiration date on the remaining approved repurchase amount and no requirement for future share repurchases.

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
The Company has operating segments, resulting from acquisitions, that are not material to the Company’s net sales. These operating segments are included as a component of (“All other”) and are included for purposes of reconciliation of net sales to the Company’s Condensed Consolidated Statements of Comprehensive Income.

	Quarter Ended
	March 30, 2024	April 1, 2023
Net Sales:
Direct-selling	$226,148	$246,880
All other	1,652	1,480
Consolidated Total	$227,800	$248,360
No single Associate accounted for 10% or more of net sales for the periods presented. The table below summarizes the approximate percentage of total product revenue for our Direct-selling segment that has been contributed by the Company’s nutritionals, food, and personal care and skincare products for the periods indicated.

	Quarter Ended
	March 30, 2024	April 1, 2023
USANA® Nutritionals	87%	87%
USANA Foods(1)	6%	7%
Personal care and Skincare	6%	5%
All Other	1%	1%
(1)Includes the Company’s Active Nutrition line.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
(unaudited)
NOTE J – SEGMENT INFORMATION - CONTINUED
Selected Financial Information
Financial information, presented by geographic region is listed below:

	Quarter Ended
	March 30, 2024	April 1, 2023
Net Sales to External Customers
Asia Pacific
Greater China	$127,615	$123,820
Southeast Asia Pacific	36,065	46,286
North Asia	21,421	29,608
Asia Pacific Total	185,101	199,714
Americas and Europe	42,699	48,646
Consolidated Total	$227,800	$248,360
The following table provides further information on markets representing ten percent or more of consolidated net sales and long-lived assets, respectively:

	Quarter Ended
	March 30, 2024	April 1, 2023
Net sales:
China	$115,754	$110,033
United States	$22,164	$25,985
South Korea	$20,964	$28,886

	As of
	March 30, 2024	December 30, 2023
Long-lived assets:
United States	$92,890	$93,181
China	$74,689	$77,767

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
The MD&A is presented in six sections as follows:
•Overview
•Products
•Customers
•Non-GAAP Financial Measures
•Results of Operations
•Liquidity and Capital Resources
This discussion and analysis from management's perspective should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements and Notes thereto that are contained in this quarterly report, as well as Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 30, 2023 (“2023 Form 10-K”), filed with the SEC on February 27, 2024, and our other filings, including the Current Reports on Form 8-K, that have been filed with the SEC through the date of this report. Forward-looking statements in Part I, Item 2 may involve risks and uncertainties that could cause results to differ materially from those projected (refer to the section entitled “Cautionary Note Regarding Forward-Looking Statements and Certain Risks” on page 1 and the risk factors provided in Part II, Item 1A for discussion of these risks and uncertainties).
Overview
We develop and manufacture high quality, science-based nutritional and personal care and skincare products that are distributed internationally primarily through direct selling. We use this distribution method because we believe it is more conducive to meeting our vision as a company, which is to improve the overall health and nutrition of individuals and families around the world. Our customer base is primarily comprised of two types of customers: “Associates” and “Preferred Customers,” referred to together as “active Customers.” Our Associates also sell our products to retail customers. Associates share in our company vision by acting as independent distributors of our products in addition to purchasing our products for their personal use. In 2023, we launched our Affiliate program in the United States, Canada, and Mexico and are evaluating introducing the program in other markets. This program offers another sales and compensation opportunity to individuals who are interested in selling USANA products. Affiliates are discussed and reported in the report as part of our Associates. Preferred Customers purchase our products strictly for personal use and are not permitted to resell or to distribute the products. We only count as active Customers those Associates and Preferred Customers who have purchased from us at any time during the most recent three-month period. As of March 30, 2024, we had approximately 494,000 active Customers worldwide.
We have operations in multiple markets, with sales and expenses being generated and incurred in multiple currencies. Our reported U.S. dollar sales and earnings can be significantly affected by fluctuations in currency exchange rates. In general, our operating results are affected positively by a weakening of the U.S. dollar and negatively by a strengthening of the U.S. dollar. During the three months ended March 30, 2024, net sales outside of the United States represented 90.3% of consolidated net sales. In our net sales discussions that follow, we approximate the impact of currency fluctuations on net sales by translating current year sales at the average exchange rates in effect during the comparable periods of the prior year.

Products
The following table summarizes the approximate percentage of total product revenue for our Direct-selling segment that has been contributed by our major product lines and our top-selling products for the current and prior-year periods as indicated:

	Three Months Ended
	March 30, 2024	April 1, 2023
Product Line
USANA® Nutritionals
Optimizers	72%	70%
Essentials/CellSentials(1)	15%	17%
USANA Foods(2)	6%	7%
Personal care and Skincare	6%	5%
All Other	1%	1%
Key Product
USANA® Essentials/CellSentials	10%	11%
Proflavanol®	10%	9%
Probiotic	8%	11%
(1)Represents a product line consisting of multiple products, as opposed to the actual USANA® Essentials / CellSentials product.
(2)Includes our Active Nutrition line.

Customers
Because we sell our products to a customer base of independent Associates and Preferred Customers, we increase our sales by increasing the number of our active Customers, the amount they spend on average, or both. Our primary focus continues to be increasing the number of active Customers. We believe this focus is consistent with our vision of improving the overall health and nutrition of individuals and families around the world. During the three months ended March 30, 2024, sales to Associates and Preferred Customers were each approximately 50% of total Direct-selling segment sales. Increases or decreases in product sales are typically the result of variations in the volume of product sold relating to fluctuations in the number of active Customers purchasing our products. The number of active Associates and Preferred Customers is, therefore, used by management as a key non-financial indicator to evaluate our operational performance.
The table below summarizes the changes in our active Customer base by geographic region, rounded to the nearest thousand as of the dates indicated:

	Total Active Customers by Region				Change from Prior Year	Percent Change
	As of March 30, 2024		As of April 1, 2023
Asia Pacific:
Greater China	274,000	55.5%	242,000	49.3%	32,000	13.2%
Southeast Asia Pacific	76,000	15.4%	90,000	18.3%	(14,000)	(15.6%)
North Asia	45,000	9.1%	54,000	11.0%	(9,000)	(16.7%)
Asia Pacific Total	395,000	80.0%	386,000	78.6%	9,000	2.3%
Americas and Europe	99,000	20.0%	105,000	21.4%	(6,000)	(5.7%)
	494,000	100.0%	491,000	100.0%	3,000	0.6%

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
Results of Operations
Summary of Financial Results
Net sales for the first quarter of 2024 decreased 8.3% to $227.8 million, a decrease of $20.6 million, compared with the prior-year quarter. The change in net sales was primarily the result of a decrease in average spend per customer, partially offset by a slight increase in active Customers and modest price increases compared to the prior-year quarter. During the first quarter of 2023, we benefited from increased demand for several of our health products in China following a shift in the government's COVID-19 policy, and our announcement of product price increases in several markets stimulated product purchasing ahead of those increases, both of which contributed to higher average spend per customer. Additionally, unfavorable changes in currency exchange rates negatively impacted net sales by an estimated $7.2 million in the current year quarter.
Net earnings for the first quarter of 2024 were $16.5 million, a decrease of 10.0% compared with $18.4 million during the prior-year quarter. The decrease in net earnings was primarily the result of decreased sales and higher relative income taxes.

Quarters Ended March 30, 2024 and April 1, 2023
Net Sales
The following table summarizes the changes in net sales by geographic region for the fiscal quarters ended as of the dates indicated:

	Net Sales by Region (in thousands) Quarter Ended				Change from prior year	Percent change	Currency impact on sales	Percent change excluding currency impact
	March 30, 2024		April 1, 2023
Asia Pacific
Greater China	$127,615	56.0%	$123,820	49.9%	$3,795	3.1%	$(5,396)	7.4%
Southeast Asia Pacific	36,065	15.9%	46,286	18.6%	(10,221)	(22.1%)	(1,495)	(18.9%)
North Asia	21,421	9.4%	29,608	11.9%	(8,187)	(27.7%)	(987)	(24.3%)
Asia Pacific Total	185,101	81.3%	199,714	80.4%	(14,613)	(7.3%)	(7,878)	(3.4%)
Americas and Europe	42,699	18.7%	48,646	19.6%	(5,947)	(12.2%)	635	(13.5%)
	$227,800	100.0%	$248,360	100.0%	$(20,560)	(8.3%)	$(7,243)	(5.4%)

Asia Pacific: The decline in this region is mainly the result of lower active Customer counts and average spend per customer in the North Asia and Southeast Asia Pacific sub-regions, partially offset by an increase in active Customer counts in Greater China, as well as modest price increases throughout the region. The decrease in constant currency net sales in North Asia was primarily the result of a 24.1% decrease in local currency net sales in South Korea due, in great part, to a 17.3% decrease in active Customers. The decrease in constant currency net sales in Southeast Asia Pacific is largely the result of local currency sales declines in Malaysia and the Philippines of 19.5%, and 26.1%, which can be primarily attributed to a 17.2%, and 28.0% decrease in active Customers, respectively. The increase in constant currency net sales in Greater China was primarily the result of a 10.0% increase in local currency net sales in China due to a 15.3% increase in active Customers. The customer growth in China was driven by a market-specific incentive promotion that took place during the first quarter of 2024.

Americas and Europe: The decline in this region is mainly the result of lower active Customer counts and average spend per customer in the United States and Canada, partially offset by modest price increases throughout the region. The decrease in constant currency net sales in this region is largely the result of local currency sales declines in the United States and Canada of 16.3%, and 19.3%, attributable to a 4.5%, and 8.6% decrease in active Customers, respectively.
Gross Profit
Gross profit increased 60 basis points to 81.1% of net sales, up from 80.5% in the prior-year quarter. The increase can be attributed to favorable changes in market and product sales mix, a decrease in inventory scrap charges, and modest price increases. These improvements were partially offset by unfavorable changes in currency exchange rates.
Associate Incentives
Associate incentives decreased 70 basis points to 42.0% of net sales, down from 42.7% in the prior-year quarter. The relative decrease can primarily be attributed to modest price increases, as well as decreased spend on promotional incentives. These improvements were partially offset by an unfavorable shift in market sales mix.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased 130 basis points relative to net sales and decreased $2.6 million in absolute terms. The relative increase is largely due to a loss of leverage on lower year-over-year net sales. The decreased expense in absolute terms can primarily be attributed to a decrease in variable costs.

Income Taxes
Income taxes increased to 39.0% of pre-tax earnings, up from 35.5% of pre-tax earnings in the prior-year quarter. The effective tax rate increase is due primarily to a change in the mix of pre-tax income by market.
Diluted Earnings per Share
Diluted EPS decreased 9.5% to $0.86 as compared to $0.95 reported in the prior-year quarter. This decrease can be attributed to lower net earnings.
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
Cash and Cash Equivalents
Cash and cash equivalents decreased to $328.3 million as of March 30, 2024, from $330.4 million as of December 30, 2023. Cash flow provided by operating activities was $17.7 million partially offset by cash used in financing activities of $11.9 million, and cash used in investing activities of $4.1 million.
The table below presents concentrations of cash and cash equivalents by market for the periods indicated:

	Cash and cash equivalents (in Millions)
	As of March 30, 2024	As of December 30, 2023
United States	$146.0	$169.9
China	131.4	111.0
All other markets	50.9	49.5
Total Cash and cash equivalents	$328.3	$330.4
Cash Flows Provided by Operations
As discussed above, our principal source of liquidity comes from our net cash flow from operations. Net cash flow provided by operating activities was $17.7 million for the first three months of 2024. Net earnings combined with adjustments of non-cash items contributed positively to our net cash flow provided by operating activities, partially offset by cash used to pay the 2023 annual employee bonus, accrued associate incentives, and prepaid expenses.
Net cash flow provided by operating activities was $12.8 million for the first three months of 2023. Net earnings combined with adjustments of non-cash items contributed positively to our net cash flows provided by operating activities, partially offset by cash used to pay accrued associate incentives and the 2022 annual employee bonus.

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
Critical Accounting Policies
There were no changes during the quarter to our critical accounting policies as disclosed in our 2023 Form 10-K. Our significant accounting policies are disclosed in Note A to our Consolidated Financial Statements filed with our 2023 Form 10-K.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We have no material changes to the disclosures on this matter made in our 2023 Form 10-K. For a discussion of our exposure to market risk, refer to our market risk disclosures set forth in the section entitled “Quantitative and Qualitative Disclosures About Market Risk” in the 2023 Form 10-K.
Item 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information that is required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods that are specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer), as appropriate, to allow timely decisions regarding any required disclosure. In designing and evaluating these disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.
As of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a- 15(e) under the Exchange Act). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as a result of material weaknesses in internal control over financial reporting related to information technology general controls (ITGCs) as described in Part II, Item 9A of our Form 10-K for the fiscal year ended December 30, 2023 (the “2023 Form 10-K”), the disclosure controls and procedures were not effective as of March 30, 2024.
Changes in Internal Control Over Financial Reporting

Other than with respect to the remediation efforts addressed below, there were no changes in our internal control over financial reporting during the fiscal quarter ended March 30, 2024, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Remediation Efforts to Address Material Weakness

As previously disclosed in Part II, Item 9A of the 2023 Form 10-K, we are implementing measures designed to ensure that the control deficiencies contributing to the material weaknesses are remediated, such that the relevant controls are designed, implemented, and operating effectively. The remediation actions are ongoing and include:
•Enhancing our IT organization that is responsible for the development, monitoring, and testing of the ITGCs to ensure sufficiency of resources with the appropriate knowledge, experience, and training; and
•Developing a training program addressing ITGCs and related policies, to educate control owners on the principles and requirements of internal control activities, including maintaining adequate evidence of the controls’ operation, and ensuring timely and consistent performance of the controls as designed.
During the first quarter of 2024, we began the process of developing a detailed remediation plan to address each control deficiency. Additionally, we engaged a third-party consultant with expertise in ITGCs to assist with risk assessment and control design, educating and training ITGC control owners, advising on relevant IT policies, and providing guidance with regard to sufficient control documentation to support the controls’ operation. In the coming quarters, we will continue our efforts to ensure that the control deficiencies contributing to the material weaknesses are remediated. This includes, but is not limited to, reviewing and updating IT policies, analyzing current processes and control documentation, and establishing the appropriate level of responsibility and ownership of ITGCs. The material weaknesses will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We expect that the remediation of these material weaknesses will be completed prior to the end of fiscal year 2024.

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
Item 1A. RISK FACTORS
Our business, results of operations, and financial condition are subject to various risks. Our material risk factors are disclosed in Part I, Item 1A of our 2023 Form 10-K. The risk factors identified in our 2023 Form 10-K have not changed in any material respect.
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Our share repurchase plan has been ongoing since the fourth quarter of 2000, with the Board of Directors periodically approving additional dollar amounts for share repurchases under the plan. At March 30, 2024, the authorized amount available for repurchases under the plan was $61.7 million.
Repurchases are made from time to time at management’s discretion in accordance with applicable federal securities laws. Repurchases may occur through open market purchases, pursuant to a Rule 10b5-1 trading plan, or in other transactions as permitted by the rules of the SEC. There is no requirement for future share repurchases, and there is no expiration date of the repurchase plan.

The following table summarizes information relating to purchases of our common stock made by or on behalf of the Company during the quarter ended March 30, 2024.

Issuer Purchases of Equity Securities
(amounts in thousands, except per share data)

Period	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Fiscal January
(Dec. 31, 2023 through Feb. 3, 2024)	—	$—	—	$71,186
Fiscal February
(Feb. 4, 2024 through Mar. 2, 2024)	—	$—	—	$71,186
Fiscal March
(Mar. 3, 2024 through Mar. 30, 2024)	194	$48.71	194	$61,703
	194		194
(1) Represents the approximate weighted-average price paid per share excluding accrued excise taxes.
Item 5. OTHER INFORMATION
During the fiscal quarter ended March 30, 2024, none of our directors or officers informed us of the adoption, modification or termination of a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as those terms are defined in regulation S-K, Item 408.

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

Date: May 7, 2024	USANA HEALTH SCIENCES, INC.

/s/ G. Douglas Hekking
G. Douglas Hekking
Chief Financial Officer (Principal Financial Officer)