Form 10-Q
period 2024-06-29
USANA HEALTH SCIENCES INC
filed 2024-08-06
CIK 896264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 29, 2024
or
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
(Address of principal executive offices, including zip code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 2, 2024, there were 19,052,276 outstanding shares of the registrant’s common stock, $0.001 par value.

Auditor Name: KPMG LLP	Auditor Location: Salt Lake City, Utah	Auditor Firm ID: 185

USANA HEALTH SCIENCES, INC.
FORM 10-Q
For the Quarterly Period Ended June 29, 2024

Cautionary Note Regarding Forward-Looking Statements and Certain Risks
This report contains “forward-looking statements” within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new products; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Forward-looking statements may include, but are not limited to, statements regarding future financial results, long-term value creation goals, productivity, raw material prices and related costs, supply chain, asset impairment, litigation, sustainability and environmental, social and governance (“ESG”) efforts, compliance with current and proposed international laws and regulations, the impact of COVID-19, or other pandemics, or geopolitical tensions, conflicts, or wars on our operations. Forward-looking statements can be identified by words such as: “anticipate,” “intend,” “plan,” “seek,” “believe,” “project,” “estimate,” “expect,” “strategy,” “future,” “likely,” “may,” “should,” “will” and similar references to future periods. Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely unduly on forward-looking statements.
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
•Extensive regulation of our business model and uncertainties relating to the interpretation and enforcement of applicable laws and regulations governing direct selling and anti-pyramiding in the United States, China and other markets where we have operations;
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
•Effects of changes to our Compensation Plan;
•Product liability claims, litigation or other liability associated with our products or the manufacturing of our products by us or third parties;
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

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)
(unaudited)

	As of June 29, 2024	As of December 30, 2023
ASSETS
Current assets
Cash and cash equivalents	$332,423	$330,420
Inventories	61,832	61,454
Prepaid expenses and other current assets	24,826	25,872
Total current assets	419,081	417,746
Property and equipment, net	97,686	99,814
Goodwill	16,837	17,102
Intangible assets, net	28,637	29,919
Deferred tax assets	18,190	13,284
Other assets	50,988	54,892
	$631,419	$632,757
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$6,648	$10,070
Line of credit - short term	—	786
Other current liabilities	97,248	107,989
Total current liabilities	103,896	118,845
Deferred tax liabilities	4,653	4,552
Other long-term liabilities	10,662	12,158
Stockholders' equity
Common stock, $0.001 par value; Authorized -- 50,000 shares, issued and outstanding 19,051 as of June 29, 2024 and 19,130 as of December 30, 2023	19	19
Additional paid-in capital	68,814	65,661
Retained earnings	463,883	445,217
Accumulated other comprehensive income (loss)	(20,508)	(13,695)
Total stockholders' equity	512,208	497,202
	$631,419	$632,757
The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Net sales	$212,869	$238,202	$440,669	$486,562
Cost of sales	40,333	43,326	83,402	91,845
Gross profit	172,536	194,876	357,267	394,717
Operating expenses:
Associate incentives	90,371	102,380	186,129	208,450
Selling, general and administrative	64,325	68,096	128,625	135,022
Total operating expenses	154,696	170,476	314,754	343,472
Earnings from operations	17,840	24,400	42,513	51,245
Other income (expense):
Interest income	2,763	2,224	5,439	3,999
Interest expense	(51)	(43)	(103)	(74)
Other, net	(349)	229	(535)	141
Other income (expense), net	2,363	2,410	4,801	4,066
Earnings before income taxes	20,203	26,810	47,314	55,311
Income taxes	9,771	9,518	20,345	19,636
Net earnings	$10,432	$17,292	$26,969	$35,675

Earnings per common share
Basic	$0.55	$0.89	$1.41	$1.85
Diluted	$0.54	$0.89	$1.40	$1.84

Weighted average common shares outstanding
Basic	19,073	19,321	19,123	19,302
Diluted	19,159	19,427	19,230	19,377

Comprehensive income:
Net earnings	$10,432	$17,292	$26,969	$35,675
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(1,846)	(7,957)	(6,948)	(6,303)
Tax benefit (expense) related to foreign currency translation adjustment	(69)	516	135	614
Other comprehensive income (loss), net of tax	(1,915)	(7,441)	(6,813)	(5,689)
Comprehensive income	$8,517	$9,851	$20,156	$29,986
The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)
For the six months ended July 1, 2023

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Value
Balance at December 31, 2022	19,206	$19	$55,604	$391,636	$(12,787)	$434,472
Net earnings				35,675		35,675
Other comprehensive income (loss), net of tax					(5,689)	(5,689)
Equity-based compensation expense			7,282			7,282
Common stock issued under equity award plans	92	—				—
Tax withholding for net-share settled equity awards			(2,916)			(2,916)
Balance at July 1, 2023	19,298	$19	$59,970	$427,311	$(18,476)	$468,824
For the six months ended June 29, 2024

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Value
Balance at December 30, 2023	19,130	$19	$65,661	$445,217	$(13,695)	$497,202
Net earnings				26,969		26,969
Other comprehensive income (loss), net of tax					(6,813)	(6,813)
Equity-based compensation expense			7,403			7,403
Common stock repurchased and retired	(194)	—	(1,180)	(8,303)		(9,483)
Common stock issued under equity award plans	115	—				—
Tax withholding for net-share settled equity awards			(3,070)			(3,070)
Balance at June 29, 2024	19,051	$19	$68,814	$463,883	$(20,508)	$512,208
The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)
For the three months ended July 1, 2023

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Value
Balance at April 1, 2023	19,294	$19	$56,351	$410,019	$(11,035)	$455,354
Net earnings				17,292		17,292
Other comprehensive income (loss), net of tax					(7,441)	(7,441)
Equity-based compensation expense			3,674			3,674
Common stock issued under equity award plans	4	—				—
Tax withholding for net-share settled equity awards			(55)			(55)
Balance at July 1, 2023	19,298	$19	$59,970	$427,311	$(18,476)	$468,824
For the three months ended June 29, 2024

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Value
Balance at March 30, 2024	19,047	$19	$65,111	$453,451	$(18,593)	$499,988
Net earnings				10,432		10,432
Other comprehensive income (loss), net of tax					(1,915)	(1,915)
Equity-based compensation expense			3,734			3,734
Common stock issued under equity award plans	4	—				—
Tax withholding for net-share settled equity awards			(31)			(31)
Balance at June 29, 2024	19,051	$19	$68,814	$463,883	$(20,508)	$512,208
The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	June 29, 2024	July 1, 2023
Cash flows from operating activities
Net earnings	$26,969	$35,675
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities
Depreciation and amortization	6,971	6,519
Right-of-use asset amortization	3,815	3,846
(Gain) loss on sale of property and equipment	17	(12)
Equity-based compensation expense	7,403	7,282
Deferred income taxes	(4,918)	(5,026)
Inventory write-down	1,512	2,684
Changes in operating assets and liabilities:
Inventories	(4,486)	(550)
Prepaid expenses and other assets	225	1,986
Accounts payable	(3,310)	(1,171)
Other liabilities	(8,525)	(28,849)
Net cash provided by (used in) operating activities	25,673	22,384
Cash flows from investing activities
Proceeds from the settlement of net investment hedges	1,125	3,775
Payments for net investment hedge	(870)	(1,271)
Proceeds from sale of property and equipment	3	13
Purchases of property and equipment	(5,872)	(5,716)
Net cash provided by (used in) investing activities	(5,614)	(3,199)
Cash flows from financing activities
Repurchase of common stock	(9,444)	—
Borrowings on line of credit	691	750
Payments on line of credit	(1,476)	(750)
Payments related to tax withholding for net-share settled equity awards	(3,070)	(2,916)
Payments for contingent consideration	—	(338)
Net cash provided by (used in) financing activities	(13,299)	(3,254)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(4,831)	(4,310)
Net increase (decrease) in cash, cash equivalents, and restricted cash	1,929	11,621
Cash, cash equivalents, and restricted cash at beginning of period	333,246	291,320
Cash, cash equivalents, and restricted cash at end of period	$335,175	$302,941
Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheets
Cash and cash equivalents	$332,423	$300,183
Restricted cash included in other assets	2,752	2,758
Total cash, cash equivalents, and restricted cash	$335,175	$302,941

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$72	$3
Income taxes	26,572	28,817
Cash received during the period for:
Income tax refund	5	680
Non-cash investing and financing activities:
Right-of-use assets obtained in exchange for lease obligations	613	4,688
Accrued purchases of property and equipment	57	132
Accrued excise tax for repurchase of common stock	39	—
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
(ii)Southeast Asia Pacific – Australia, New Zealand, Singapore, Malaysia, the Philippines, Thailand, Indonesia and India(1).
(iii)North Asia – Japan and South Korea.
(2)Americas and Europe – United States, Canada, Mexico, Colombia, and Europe (the United Kingdom, France, Germany, Spain, Italy, Romania, Belgium, and the Netherlands).
(1) We commenced operations in this market near the end of the fourth quarter of 2023.
The condensed consolidated balance sheet as of December 30, 2023, derived from audited consolidated financial statements, and the unaudited interim condensed consolidated financial information of the Company have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X promulgated by the SEC. Accordingly, certain information and disclosures that are normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. In the opinion of the Company’s management, the accompanying interim condensed consolidated financial information contains all adjustments, consisting only of normal recurring adjustments that are necessary to state fairly the Company’s financial position as of June 29, 2024, and results of operations and cash flows for the three and six months ended June 29, 2024 and July 1, 2023.
The interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto that are included in the Company’s Annual Report on Form 10-K for the year ended December 30, 2023. The results of operations for the three and six months ended June 29, 2024, are not necessarily indicative of the results that may be expected for the fiscal year ending December 28, 2024.
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
NOTE B – FAIR VALUE MEASURES
The Company measures, at fair value, certain of its financial and non-financial assets and liabilities by using a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, essentially an exit price, based on the highest and best use of the asset or liability. The levels of the fair value hierarchy are:
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
(unaudited)
NOTE B – FAIR VALUE MEASURES - CONTINUED
As of June 29, 2024, and December 30, 2023, the following financial assets and liabilities were measured at fair value on a recurring basis using the type of inputs shown:

	June 29, 2024	Fair Value Measurements Using
		Inputs
		Level 1	Level 2	Level 3
Money market funds included in cash equivalents	$262,235	$262,235	$—	$—
Foreign currency contracts included in other current liabilities	(103)	—	(103)	—
Deferred compensation liabilities included in other long-term liabilities	(4,075)	—	(4,075)	—

	December 30, 2023	Fair Value Measurements Using
		Inputs
		Level 1	Level 2	Level 3
Money market funds included in cash equivalents	$258,319	$258,319	$—	$—
Foreign currency contracts included in other current liabilities	(62)	—	(62)	—
Deferred compensation liabilities included in other long-term liabilities	(3,137)	—	(3,137)	—
There were no transfers of financial assets or liabilities between levels of the fair value hierarchy for the periods indicated.
The majority of the Company’s non-financial assets, which include long-lived assets, are not required to be carried at fair value on a recurring basis. However, if an impairment charge is required, a non-financial asset would be written down to fair value. As of June 29, 2024 and December 30, 2023, none of the Company's non-financial assets were measured at fair value.
As of June 29, 2024 and December 30, 2023, the Company’s financial instruments include cash equivalents and restricted cash. The recorded values of cash equivalents and restricted cash approximate their fair values, based on their short-term nature.
NOTE C – INVENTORIES
Inventories consist of the following:

	June 29, 2024	December 30, 2023
Raw materials	$21,901	$19,848
Work in progress	4,306	4,707
Finished goods	35,625	36,899
Inventories	$61,832	$61,454
Noncurrent inventories	$3,075	$3,128
As of June 29, 2024, noncurrent inventories consisted of $1,883 of raw materials and $1,192 of finished goods inventory. As of December 30, 2023, noncurrent inventories consisted of $2,051 of raw materials and $1,077 of finished goods inventory. Noncurrent inventories are included in the “Other assets” line item on the Company’s condensed consolidated balance sheets. Noncurrent inventory is anticipated to be consumed beyond our normal operating cycle, but prior to obsolescence.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
(unaudited)
NOTE D – INVESTMENT IN EQUITY SECURITIES
As of June 29, 2024 and December 30, 2023, the carrying amount of equity securities without readily determinable fair values was $20,000 and is included in the “Other assets” line item on the Company’s condensed consolidated balance sheets.
During the three and six months ended June 29, 2024, no observable price changes were evaluated and no adjustment to the carrying value of the securities was recorded. During the three and six months ended July 1, 2023, the Company evaluated an observable price change related to equity securities without readily determinable fair values. No adjustment to the carrying value of the securities was necessary based on the observable price change. Additionally, no impairment of securities was recorded for the three and six months ended June 29, 2024, and July 1, 2023.
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

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
(unaudited)
NOTE E – REVENUE AND CONTRACT LIABILITIES - CONTINUED
The following table presents Other revenue for the periods indicated:

	Three Months Ended		Six Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Other revenue	$644	$755	$1,362	$1,481
Disaggregation of revenue by geographic region and major product line is included in Segment Information in Note J.
The following table provides information about contract liabilities from contracts with customers, including significant changes in the contract liabilities balances during the period:

	June 29, 2024	December 30, 2023
Contract liabilities at beginning of period	$13,910	$20,875
Increase due to deferral of revenue at end of period	9,802	13,910
Decrease due to beginning contract liabilities recognized as revenue	(11,853)	(20,875)
Contract liabilities at end of period	$11,859	$13,910
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
There was no outstanding debt balance on the Credit Facility as of June 29, 2024 and December 30, 2023. The obligations of the Company under the Credit Agreement are secured by the pledge of the capital stock of certain subsidiaries of the Company, pursuant to a Security and Pledge Agreement.

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
The Company maintains local lines of credit across different markets to secure sufficient working capital. As of June 29, 2024, there was no balance on the local lines of credit. As of December 30, 2023, the balance on the local lines of credit was $786.
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
During the six months ended June 29, 2024 and July 1, 2023, the Company entered into and settled European options designated as net investment hedges with notional amounts of $77,345 and $81,343, respectively. For the three and six months ended June 29, 2024 and July 1, 2023, the Company realized gains of $255 and $2,504, respectively, recorded to FCTA within AOCI. The Company assessed the hedge effectiveness under the forward rate method, determining the hedging instruments were highly effective.
As of June 29, 2024, there were no derivatives outstanding for which the Company has applied hedge accounting.

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
The following is a reconciliation of the numerator and denominator used to calculate basic EPS and diluted EPS for the periods indicated:

	Three Months Ended		Six Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Net earnings available to common shareholders	$10,432	$17,292	$26,969	$35,675
Weighted average common shares outstanding - basic	19,073	19,321	19,123	19,302
Dilutive effect of in-the-money equity awards	86	106	107	75
Weighted average common shares outstanding - diluted	19,159	19,427	19,230	19,377
Earnings per common share from net earnings - basic	$0.55	$0.89	$1.41	$1.85
Earnings per common share from net earnings - diluted	$0.54	$0.89	$1.40	$1.84
Equity awards for the following shares were not included in the computation of diluted EPS due to the fact that their effect would be anti-dilutive:

Three Months Ended		Six Months Ended
June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
696	354	541	325
There were no shares repurchased during the three months ended June 29, 2024 and July 1, 2023. During the six months ended June 29, 2024, the Company repurchased and retired 194 shares for $9,483, inclusive of accrued excise tax of $39. There were no shares repurchased during the six months ended July 1, 2023.
The excess of the repurchase price over par value is allocated between additional paid-in capital and retained earnings on a pro-rata basis. The purchase of shares under this plan reduces the number of shares outstanding in the above calculations.
As of June 29, 2024, the remaining authorized repurchase amount under the stock repurchase plan was $61,703, inclusive of accrued excise tax. There is no expiration date on the remaining approved repurchase amount and no requirement for future share repurchases.

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
The Company has operating segments, resulting from acquisitions, that are not material to the Company’s net sales. These operating segments are included as a component of “All other” and are included for purposes of reconciliation of net sales to the Company’s Condensed Consolidated Statements of Comprehensive Income.

	Three Months Ended		Six Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Net sales:
Direct-selling	$211,208	$236,795	$437,356	$483,675
All other	1,661	1,407	3,313	2,887
Consolidated total	$212,869	$238,202	$440,669	$486,562
No single Associate accounted for 10% or more of net sales for the periods presented. The table below summarizes the approximate percentage of total product revenue for our Direct-selling segment that has been contributed by the Company’s nutritionals, food, and personal care and skincare products for the periods indicated.

	Three Months Ended		Six Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
USANA® Nutritionals	87%	87%	87%	87%
USANA Foods(1)	7%	7%	6%	7%
Personal care and Skincare	5%	5%	6%	5%
All other	1%	1%	1%	1%
(1)Includes the Company’s Active Nutrition line.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
(unaudited)
NOTE J – SEGMENT INFORMATION - CONTINUED
Selected Financial Information
Financial information, presented by geographic region is listed below:

	Three Months Ended		Six Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Net sales to external customers
Asia Pacific
Greater China	$115,513	$128,749	$243,128	$252,569
Southeast Asia Pacific	35,402	39,337	71,467	85,623
North Asia	19,710	25,529	41,131	55,137
Asia Pacific total	170,625	193,615	355,726	393,329
Americas and Europe	42,244	44,587	84,943	93,233
Consolidated total	$212,869	$238,202	$440,669	$486,562

The following table provides further information on markets representing ten percent or more of consolidated net sales and long-lived assets, respectively:

	Three Months Ended		Six Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Net sales:
China	$105,115	$117,882	$220,869	$227,915
United States	$21,640	$23,681	$43,804	$49,666
South Korea	$19,298	$24,906	$40,262	$53,792

	As of
	June 29, 2024	December 30, 2023
Long-lived assets:
United States	$92,465	$93,181
China	$73,531	$77,767

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
Overview
We develop and manufacture high quality, science-based nutritional and personal care and skincare products that are distributed internationally primarily through direct selling. We use this distribution method because we believe it is more conducive to meeting our vision as a company, which is to improve the overall health and nutrition of individuals and families around the world. Our customer base is primarily comprised of two types of customers: “Associates” and “Preferred Customers,” referred to together as “active Customers.” Our Associates also sell our products to retail customers. Associates share in our company vision by acting as independent distributors of our products in addition to purchasing our products for their personal use. In 2023, we launched our Affiliate program in the United States, Canada, and Mexico and are evaluating introducing the program in other markets. This program offers another sales and compensation opportunity to individuals who are interested in selling USANA products. Affiliates are discussed and reported in the report as part of our Associates. Preferred Customers purchase our products strictly for personal use and are not permitted to resell or to distribute the products. We only count as active Customers those Associates and Preferred Customers who have purchased from us at any time during the most recent three-month period. As of June 29, 2024, we had approximately 468,000 active Customers worldwide.
We have operations in multiple markets, with sales and expenses being generated and incurred in multiple currencies. Our reported U.S. dollar sales and earnings can be significantly affected by fluctuations in currency exchange rates. In general, our operating results are affected positively by a weakening of the U.S. dollar and negatively by a strengthening of the U.S. dollar. During the six months ended June 29, 2024, net sales outside of the United States represented 90.1% of consolidated net sales. In our net sales discussions that follow, we approximate the impact of currency fluctuations on net sales by translating current year sales at the average exchange rates in effect during the comparable periods of the prior year.

Products
The following table summarizes the approximate percentage of total product revenue for our Direct-selling segment that has been contributed by our major product lines and our top-selling products for the current and prior-year periods as indicated:

	Six Months Ended
	June 29, 2024	July 1, 2023
Product Line
USANA® Nutritionals
Optimizers	71%	71%
Essentials/CellSentials(1)	16%	16%
USANA Foods(2)	6%	7%
Personal care and Skincare	6%	5%
All other	1%	1%
Key Product
USANA® Essentials/CellSentials	10%	10%
Proflavanol®	10%	10%
Probiotic	8%	10%
(1)Represents a product line consisting of multiple products, as opposed to the actual USANA® Essentials / CellSentials product.
(2)Includes our Active Nutrition line.

Customers
Because we sell our products to a customer base of independent Associates and Preferred Customers, we increase our sales by increasing the number of our active Customers, the amount they spend on average, or both. Our primary focus continues to be increasing the number of active Customers. We believe this focus is consistent with our vision of improving the overall health and nutrition of individuals and families around the world. Sales to Associates accounted for approximately 50% of Direct-selling segment sales during the six months ended June 29, 2024, with the remainder of our sales generated from Preferred Customers. Increases or decreases in product sales are typically the result of variations in the volume of product sold relating to fluctuations in the number of active Customers purchasing our products. The number of active Associates and Preferred Customers is, therefore, used by management as a key non-financial indicator to evaluate our operational performance.
The table below summarizes the changes in our active Customer base by geographic region, rounded to the nearest thousand as of the dates indicated:

	Total Active Customers by Region				Change from Prior Year	Percent Change
	As of June 29, 2024		As of July 1, 2023
Asia Pacific:
Greater China	250,000	53.4%	251,000	51.6%	(1,000)	(0.4%)
Southeast Asia Pacific	77,000	16.4%	82,000	16.8%	(5,000)	(6.1%)
North Asia	42,000	9.0%	51,000	10.5%	(9,000)	(17.6%)
Asia Pacific total	369,000	78.8%	384,000	78.9%	(15,000)	(3.9%)
Americas and Europe	99,000	21.2%	103,000	21.1%	(4,000)	(3.9%)
	468,000	100.0%	487,000	100.0%	(19,000)	(3.9%)

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
Results of Operations
Summary of Financial Results
Net sales for the second quarter of 2024 decreased 10.6% to $212.9 million, a decrease of $25.3 million, compared with the prior-year quarter. The decrease in net sales was primarily the result of a decrease in active Customers and a decrease in average spend per customer, partially offset by modest price increases compared to the prior-year quarter. Additionally, unfavorable changes in currency exchange rates negatively impacted net sales by an estimated $5.3 million.
Net earnings for the second quarter of 2024 were $10.4 million, a decrease of 39.7% compared with $17.3 million during the prior-year quarter. The decrease in net earnings was the result of decreased sales and higher relative operating expenses combined with an increase in effective tax rate.
Three Months Ended June 29, 2024 and July 1, 2023
Net Sales
The following table summarizes the changes in net sales by geographic region for the fiscal quarters ended as of the dates indicated:

	Net Sales by Region (in thousands) Three Months Ended				Change from prior year	Percent change	Currency impact on sales	Percent change excluding currency impact
	June 29, 2024		July 1, 2023
Asia Pacific
Greater China	$115,513	54.3%	$128,749	54.1%	$(13,236)	(10.3%)	$(3,085)	(7.9%)
Southeast Asia Pacific	35,402	16.6%	39,337	16.5%	(3,935)	(10.0%)	(1,221)	(6.9%)
North Asia	19,710	9.3%	25,529	10.7%	(5,819)	(22.8%)	(870)	(19.4%)
Asia Pacific total	170,625	80.2%	193,615	81.3%	(22,990)	(11.9%)	(5,176)	(9.2%)
Americas and Europe	42,244	19.8%	44,587	18.7%	(2,343)	(5.3%)	(94)	(5.0%)
	$212,869	100.0%	$238,202	100.0%	$(25,333)	(10.6%)	$(5,270)	(8.4%)

Asia Pacific: The constant currency decline in this region was primarily the result of lower active Customer counts and lower sales per active Customer, partially offset by modest price increases throughout the region. This decline was primarily concentrated in China, South Korea and the Philippines. A local currency net sales decline of 8.3% in China was due to a decrease of 8.3% in average spend per customer, mainly influenced by promotional activity, while active Customers remained consistent with the prior year. A local currency net sales decline of 19.3% in South Korea was primarily due to a 16.3% decrease in active Customers and a 3.5% decrease in average spend per customer. A local currency net sales decline of 28.8% in the Philippines was primarily due to a 18.2% decrease in active Customers and a 13.1% decrease in average spend per customer.
Americas and Europe: The decrease in this region was primarily the result of lower active Customer counts and lower average spend per customer, partially offset by modest price increases. The decrease in constant currency net sales is largely the result of a sales decline in the United States, which had a net sales decline of 10.3% due to a 6.8% decrease in active Customers and a 3.8% decrease in average spend per customer.
Gross Profit
Gross profit decreased 70 basis points to 81.1% of net sales, down from 81.8% in the prior-year quarter. The decrease can primarily be attributed to unfavorable changes in currency exchange rates and loss of leverage on lower sales, which was partially offset by lower material costs, decreased scrap and freight charges as well as modest price increases.
Associate Incentives
Associate incentives decreased 50 basis points to 42.5% of net sales, down from 43.0% in the prior-year quarter. The relative decrease can primarily be attributed to decreased spending on Associate related incentive trips in certain markets and benefits from modest price changes.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased 160 basis points relative to net sales and decreased $3.8 million in absolute terms. The relative increase is largely due to a loss of leverage on lower year-over-year net sales. The lower expense in absolute terms can be primarily attributed to a decrease in spending for meetings and events, advertising, and other professional services.
Income Taxes
The year-to-date effective tax rate increased to 43.0% from the 35.5% reported in the comparable period of 2023 or 37.7% for fiscal 2023. The higher effective tax rate can be attributed to: i) China’s increased relative share of taxable income, ii) a concentration of infrastructure costs in our corporate headquarters, and iii) generally softer operating performance, including the impact of unfavorable exchange rates, in our other markets around the world. The revised year-to-date effective tax rate resulted in a 48.4% rate for the second quarter of 2024.
Diluted Earnings per Share
Diluted EPS decreased 39.3% to $0.54 as compared to $0.89 reported in the prior-year quarter. This decrease can be attributed to lower net earnings.

Six Months Ended June 29, 2024 and July 1, 2023
Net Sales
The following table summarizes the changes in net sales by geographic region for the six months ended as of the dates indicated:

	Net Sales by Region (in thousands)				Change from prior year	Percent change	Currency impact on sales	Percent change excluding currency impact
	Six Months Ended
	June 29, 2024		July 1, 2023
Asia Pacific
Greater China	$243,128	55.2%	$252,569	51.9%	$(9,441)	(3.7%)	$(8,481)	(0.4%)
Southeast Asia Pacific	71,467	16.2%	85,623	17.6%	(14,156)	(16.5%)	(2,716)	(13.4%)
North Asia	41,131	9.3%	55,137	11.3%	(14,006)	(25.4%)	(1,857)	(22.0%)
Asia Pacific total	355,726	80.7%	393,329	80.8%	(37,603)	(9.6%)	(13,054)	(6.2%)
Americas and Europe	84,943	19.3%	93,233	19.2%	(8,290)	(8.9%)	541	(9.5%)
	$440,669	100.0%	$486,562	100.0%	$(45,893)	(9.4%)	$(12,513)	(6.9%)

Asia Pacific: The constant currency decline in this region was primarily the result of a sales decline in Southeast Asia Pacific and North Asia. There were local currency declines in nearly all markets in the Southeast Asia Pacific sub-region, most notably in the Philippines, Australia, and Malaysia, which had local currency net sales declines of 27.5%, 10.4%, and 8.0%, respectively. The decrease in local currency net sales in the Philippines was primarily the result of a 23.4% decrease in active Customers and a 5.7% decrease in average spend per customer. The decrease in local currency net sales in Australia was primarily due to a 12.5% decrease in active Customers, partially offset by a 2.4% increase in average spend per customer. The decrease in local currency net sales in Malaysia was primarily due to a 10.9% decrease in active Customers, partially offset by a 3.6% increase in average spend per customer. The decrease in constant currency net sales in North Asia was primarily concentrated in South Korea, which had a local currency sales decline of 21.8%. The decrease in local currency net sales in South Korea was primarily due to a 16.8% decrease in active Customers and a 5.9% decrease in average spend per customer.
Americas and Europe: There were local currency sales declines in most of the markets in this region. The decrease in constant currency net sales was primarily concentrated in the United States and Canada, which had local currency net sales declines of 13.4%, and 10.3%, respectively. The decrease in net sales in the United States was primarily due to a 5.7% decrease in active Customers and a 8.3% decrease in average spend per customer. The decrease in net sales in Canada was primarily due to a 3.0% decrease in active Customers and a 7.2% decrease in average spend per customer.
Gross Profit
Gross profit remained consistent at 81.1% of net sales for the six months ended June 29, 2024 compared to the six months ended July 1, 2023. While currency exchange rates and a loss of leverage on lower sales continue to be a detriment to the gross profit margin, these were offset by benefits from decreased scrap charges, favorable changes in market and product sales mix, modest price increases, and lower freight expense.
Associate Incentives
Associate incentives decreased 60 basis points to 42.2% of net sales, down from 42.8% for the six months ended July 1, 2023. The relative decrease can primarily be attributed to decreased spend on promotional incentives, as well as modest price increases. These improvements were partially offset by an unfavorable shift in market sales mix.

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased 150 basis points relative to net sales and decreased $6.4 million in absolute terms. The relative increase can be attributed to leverage lost on lower net sales. The lower expense in absolute terms can be primarily attributed to a decrease in spending for meetings and events, advertising, and other professional services.
Income Taxes
Income taxes increased to 43.0% of pre-tax earnings, up from 35.5% of pre-tax earnings for the six months ended July 1, 2023. The higher effective tax rate can be attributed to: i) China’s increased relative share of taxable income, ii) a concentration of infrastructure costs in our corporate headquarters, and iii) generally softer operating performance, including the impact of unfavorable exchange rates, in our other markets around the world.
Diluted Earnings per Share
Diluted EPS decreased 23.9% to $1.40 as compared to $1.84 reported for the six months ended July 1, 2023. This decrease can be attributed to lower net earnings.
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
Cash and Cash Equivalents
Cash and cash equivalents increased to $332.4 million as of June 29, 2024, from $330.4 million as of December 30, 2023. Cash flow provided by operating activities was $25.7 million partially offset by cash used in financing activities of $13.3 million, cash used in investing activities of $5.6 million, and the unfavorable effect of exchange rate changes on cash and cash equivalents of $4.8 million.
The table below presents concentrations of cash and cash equivalents by market for the periods indicated:

	Cash and cash equivalents (in millions)
	As of June 29, 2024	As of December 30, 2023
United States	$218.5	$169.9
China	66.5	111.0
All other markets	47.4	49.5
Total cash and cash equivalents	$332.4	$330.4

During the six months ended June 29, 2024, our China subsidiary remitted profits through an annual dividend of $75.8 million to the United States, inclusive of net proceeds from a dividend hedge and net of applicable taxes.
Cash Flows Provided by Operations
As discussed above, our principal source of liquidity comes from our net cash flow from operations.
Net cash flow provided by operating activities was $25.7 million for the first six months of 2024. Net earnings combined with adjustments of non-cash items contributed positively to our net cash flow provided by operating activities, partially offset by cash used to pay accounts payable, accrued associate incentives, and the 2023 annual employee bonus.
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

As of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a- 15(e) under the Exchange Act). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as a result of material weaknesses in internal control over financial reporting related to information technology general controls (ITGCs) as described in Part II, Item 9A of our Form 10-K for the fiscal year ended December 30, 2023 (the “2023 Form 10-K”), the disclosure controls and procedures were not effective as of June 29, 2024.
Changes in Internal Control Over Financial Reporting
Other than with respect to the remediation efforts addressed below, there were no changes in our internal control over financial reporting during the fiscal quarter ended June 29, 2024, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
During the first half of 2024, we began the process of developing a detailed remediation plan to address each control deficiency. Additionally, we engaged a third-party consultant with expertise in ITGCs to assist with risk assessment and control design, educating and training ITGC control owners, advising on relevant IT policies, and providing guidance with regard to sufficient control documentation to support the controls’ operation. In the coming quarters, we will continue our efforts to ensure that the control deficiencies contributing to the material weaknesses are remediated. This includes, but is not limited to, reviewing and updating IT policies, analyzing current processes and control documentation, and establishing the appropriate level of responsibility and ownership of ITGCs. The material weaknesses will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We expect that the remediation of these material weaknesses will be completed prior to the end of fiscal year 2024.

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
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Our share repurchase plan has been ongoing since the fourth quarter of 2000, with the Board of Directors periodically approving additional dollar amounts for share repurchases under the plan. At June 29, 2024, the authorized amount available for repurchases under the plan was $61.7 million.
Repurchases are made from time to time at management’s discretion in accordance with applicable federal securities laws. Repurchases may occur through open market purchases, pursuant to a Rule 10b5-1 trading plan, or in other transactions as permitted by the rules of the SEC. There is no requirement for future share repurchases, and there is no expiration date of the repurchase plan.
Item 5. OTHER INFORMATION
During the fiscal quarter ended June 29, 2024, none of our directors or officers informed us of the adoption, modification or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.
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

Date: August 6, 2024	USANA HEALTH SCIENCES, INC.

/s/ G. Douglas Hekking
G. Douglas Hekking
Chief Financial Officer (Principal Financial Officer)