Form 10-Q
period 2024-09-28
USANA HEALTH SCIENCES INC
filed 2024-11-05
CIK 896264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 28, 2024
or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 1, 2024, there were 19,059,572 outstanding shares of the registrant’s common stock, $0.001 par value.

Auditor Name: KPMG LLP	Auditor Location: Salt Lake City, Utah	Auditor Firm ID: 185

USANA HEALTH SCIENCES, INC.
FORM 10-Q
For the Quarterly Period Ended September 28, 2024

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
•Our Associate compensation plan, or changes we may make to it, may be viewed negatively by some Associates, could fail to achieve our desired objectives, and could have a negative impact on our business;
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
•Changes in the legal and regulatory environment including environmental, health and safety regulations, data security and privacy, anti-corruption laws, trade policies and tariffs, the impact of customs, duties, taxation, and transfer pricing regulations, as well as regulations governing distinctions between and our responsibilities to employees and independent contractors;
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
•Acquisition, divestiture, and investment-related risks, including risks associated with past or future acquisitions; and
•Human capital risks associated with our business, including if we are unable to attract or retain Associate leaders to sell our products or if we lose key management personnel or employees in our business.
Unless otherwise indicated or otherwise required by the context, the terms “we,” “our,” “it,” “its,” “Company,” and “USANA” refer to USANA Health Sciences, Inc. and its wholly owned subsidiaries.

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)
(unaudited)

	As of September 28, 2024	As of December 30, 2023
ASSETS
Current assets
Cash and cash equivalents	$364,889	$330,420
Inventories	63,984	61,454
Prepaid expenses and other current assets	22,318	25,872
Total current assets	451,191	417,746
Property and equipment, net	98,033	99,814
Goodwill	17,196	17,102
Intangible assets, net	29,237	29,919
Deferred tax assets	16,823	13,284
Other assets	58,828	54,892
	$671,308	$632,757
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$7,041	$10,070
Line of credit - short term	—	786
Other current liabilities	107,738	107,989
Total current liabilities	114,779	118,845
Deferred tax liabilities	4,727	4,552
Other long-term liabilities	18,715	12,158
Stockholders' equity
Common stock, $0.001 par value; Authorized -- 50,000 shares, issued and outstanding 19,056 as of September 28, 2024 and 19,130 as of December 30, 2023	19	19
Additional paid-in capital	72,277	65,661
Retained earnings	474,490	445,217
Accumulated other comprehensive income (loss)	(13,699)	(13,695)
Total stockholders' equity	533,087	497,202
	$671,308	$632,757
The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Net sales	$200,221	$213,365	$640,890	$699,927
Cost of sales	39,257	42,529	122,659	134,374
Gross profit	160,964	170,836	518,231	565,553
Operating expenses:
Associate incentives	84,068	89,926	270,197	298,376
Selling, general and administrative	61,295	63,303	189,920	198,325
Total operating expenses	145,363	153,229	460,117	496,701
Earnings from operations	15,601	17,607	58,114	68,852
Other income (expense):
Interest income	3,142	2,733	8,581	6,732
Interest expense	(49)	(43)	(152)	(117)
Other, net	(86)	234	(621)	375
Other income (expense), net	3,007	2,924	7,808	6,990
Earnings before income taxes	18,608	20,531	65,922	75,842
Income taxes	8,001	9,184	28,346	28,820
Net earnings	$10,607	$11,347	$37,576	$47,022

Earnings per common share
Basic	$0.56	$0.59	$1.97	$2.44
Diluted	$0.56	$0.59	$1.96	$2.43

Weighted average common shares outstanding
Basic	19,078	19,245	19,108	19,283
Diluted	19,083	19,372	19,181	19,376

Comprehensive income:
Net earnings	$10,607	$11,347	$37,576	$47,022
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	7,654	(1,933)	706	(8,236)
Tax benefit (expense) related to foreign currency translation adjustment	(845)	185	(710)	799
Other comprehensive income (loss), net of tax	6,809	(1,748)	(4)	(7,437)
Comprehensive income	$17,416	$9,599	$37,572	$39,585
The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)
For the nine months ended September 30, 2023

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Value
Balance at December 31, 2022	19,206	$19	$55,604	$391,636	$(12,787)	$434,472
Net earnings				47,022		47,022
Other comprehensive income (loss), net of tax					(7,437)	(7,437)
Equity-based compensation expense			10,952			10,952
Common stock repurchased and retired	(180)	—	(1,446)	(10,211)		(11,657)
Common stock issued under equity award plans	96	—				—
Tax withholding for net-share settled equity awards			(2,958)			(2,958)
Balance at September 30, 2023	19,122	$19	$62,152	$428,447	$(20,224)	$470,394
For the nine months ended September 28, 2024

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Value
Balance at December 30, 2023	19,130	$19	$65,661	$445,217	$(13,695)	$497,202
Net earnings				37,576		37,576
Other comprehensive income (loss), net of tax					(4)	(4)
Equity-based compensation expense			10,945			10,945
Common stock repurchased and retired	(194)	—	(1,180)	(8,303)		(9,483)
Common stock issued under equity award plans	120	—				—
Tax withholding for net-share settled equity awards			(3,149)			(3,149)
Balance at September 28, 2024	19,056	$19	$72,277	$474,490	$(13,699)	$533,087
The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)
For the three months ended September 30, 2023

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Value
Balance at July 1, 2023	19,298	$19	$59,970	$427,311	$(18,476)	$468,824
Net earnings				11,347		11,347
Other comprehensive income (loss), net of tax					(1,748)	(1,748)
Equity-based compensation expense			3,670			3,670
Common stock repurchased and retired	(180)	—	(1,446)	(10,211)		(11,657)
Common stock issued under equity award plans	4	—				—
Tax withholding for net-share settled equity awards			(42)			(42)
Balance at September 30, 2023	19,122	$19	$62,152	$428,447	$(20,224)	$470,394
For the three months ended September 28, 2024

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Value
Balance at June 29, 2024	19,051	$19	$68,814	$463,883	$(20,508)	$512,208
Net earnings				10,607		10,607
Other comprehensive income (loss), net of tax					6,809	6,809
Equity-based compensation expense			3,542			3,542
Common stock issued under equity award plans	5	—				—
Tax withholding for net-share settled equity awards			(79)			(79)
Balance at September 28, 2024	19,056	$19	$72,277	$474,490	$(13,699)	$533,087
The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	September 28, 2024	September 30, 2023
Cash flows from operating activities
Net earnings	$37,576	$47,022
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities
Depreciation and amortization	10,540	9,790
Right-of-use asset amortization	5,805	5,734
(Gain) loss on sale of property and equipment	1	12
Equity-based compensation expense	10,945	10,952
Deferred income taxes	(4,047)	(4,218)
Inventory write-down	1,889	3,107
Changes in operating assets and liabilities:
Inventories	(3,794)	296
Prepaid expenses and other assets	1,247	5,116
Accounts payable	(3,044)	(2,357)
Other liabilities	(1,911)	(30,836)
Net cash provided by (used in) operating activities	55,207	44,618
Cash flows from investing activities
Proceeds from the settlement of net investment hedges	1,125	3,775
Payments for net investment hedge	(870)	(1,271)
Proceeds from sale of property and equipment	64	13
Purchases of property and equipment	(8,271)	(7,170)
Net cash provided by (used in) investing activities	(7,952)	(4,653)
Cash flows from financing activities
Repurchase of common stock	(9,444)	(11,599)
Borrowings on line of credit	689	750
Payments on line of credit	(1,473)	(750)
Payments related to tax withholding for net-share settled equity awards	(3,149)	(2,958)
Payments for contingent consideration	—	(338)
Net cash provided by (used in) financing activities	(13,377)	(14,895)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	617	(6,567)
Net increase (decrease) in cash, cash equivalents, and restricted cash	34,495	18,503
Cash, cash equivalents, and restricted cash at beginning of period	333,246	291,320
Cash, cash equivalents, and restricted cash at end of period	$367,741	$309,823
Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheets
Cash and cash equivalents	$364,889	$307,081
Restricted cash included in other assets	2,852	2,742
Total cash, cash equivalents, and restricted cash	$367,741	$309,823

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$73	$5
Income taxes	33,265	35,958
Cash received during the period for:
Income tax refund	7	1,164
Non-cash investing and financing activities:
Right-of-use assets obtained in exchange for lease obligations	9,915	4,963
Accrued purchases of property and equipment	101	1,384
Accrued excise tax for repurchase of common stock	39	58
The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
(unaudited)

NOTE A – ORGANIZATION, CONSOLIDATION, AND BASIS OF PRESENTATION
USANA Health Sciences, Inc. is a global direct-selling, personal health and wellness company that develops and manufactures high quality, science-based nutritional and personal care products. The Condensed Consolidated Financial Statements (the “Financial Statements”) include the accounts and operations of the Company, which are grouped and presented in two geographic regions: (1) Asia Pacific, and (2) Americas and Europe. Asia Pacific is further divided into three sub-regions: (i) Greater China, (ii) Southeast Asia Pacific, and (iii) North Asia. The markets included in these regions and sub-regions are described below:
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
The Condensed Consolidated Balance Sheet as of December 30, 2023, derived from audited consolidated financial statements, and the unaudited interim condensed consolidated financial information of the Company have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X promulgated by the SEC. Accordingly, certain information and disclosures that are normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. The preparation of Condensed Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the Condensed Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. In the opinion of the Company’s management, the accompanying interim condensed consolidated financial information contains all adjustments, consisting only of normal recurring adjustments, that are necessary to state fairly the Company’s financial position as of September 28, 2024, and results of operations and cash flows for the three and nine months ended September 28, 2024 and September 30, 2023.
The interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto that are included in the Company’s Annual Report on Form 10-K for the year ended December 30, 2023. The results of operations for the three and nine months ended September 28, 2024, are not necessarily indicative of the results that may be expected for the fiscal year ending December 28, 2024.
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
(unaudited)
NOTE A – ORGANIZATION, CONSOLIDATION, AND BASIS OF PRESENTATION - CONTINUED
Recent Accounting Pronouncements
Issued Accounting Pronouncements Not Yet Adopted
In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The standard is intended to provide financial statement users with more disaggregated expense information about a public entity’s reportable segments. ASU 2023-07 requires incremental disclosures related to a public entity’s reportable segments including allowing the disclosure of multiple measures of segment profit or loss, requiring the disclosure of significant segment expenses, and requiring the qualitative disclosure of other segment items. ASU 2023-07 is effective for annual periods beginning after December 15, 2023, and interim periods within annual periods beginning after December 15, 2024, and should be adopted retrospectively unless impracticable. Early adoption is permitted. The Company is currently evaluating the impact adoption of the standard will have on its consolidated financial statements.
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
(unaudited)
NOTE B – FAIR VALUE MEASURES - CONTINUED
As of September 28, 2024, and December 30, 2023, the following financial assets and liabilities were measured at fair value on a recurring basis using the type of inputs shown:

	September 28, 2024	Fair Value Measurements Using
		Inputs
		Level 1	Level 2	Level 3
Money market funds included in cash equivalents	$294,702	$294,702	$—	$—
Foreign currency contracts included in other current liabilities	(101)	—	(101)	—
Deferred compensation liabilities included in other long-term liabilities	(4,465)	—	(4,465)	—

	December 30, 2023	Fair Value Measurements Using
		Inputs
		Level 1	Level 2	Level 3
Money market funds included in cash equivalents	$258,319	$258,319	$—	$—
Foreign currency contracts included in other current liabilities	(62)	—	(62)	—
Deferred compensation liabilities included in other long-term liabilities	(3,137)	—	(3,137)	—
There were no transfers of financial assets or liabilities between levels of the fair value hierarchy for the periods indicated.
The majority of the Company’s non-financial assets, which include long-lived assets, are not required to be carried at fair value on a recurring basis. However, if an impairment charge is required, a non-financial asset would be written down to fair value. As of September 28, 2024 and December 30, 2023, none of the Company's non-financial assets were measured at fair value.
As of September 28, 2024 and December 30, 2023, the Company’s financial instruments include cash equivalents and restricted cash. The recorded values of cash equivalents and restricted cash approximate their fair values, based on their short-term nature.
NOTE C – INVENTORIES
Inventories consist of the following:

	September 28, 2024	December 30, 2023
Raw materials	$22,225	$19,848
Work in progress	3,709	4,707
Finished goods	38,050	36,899
Inventories	$63,984	$61,454
Noncurrent inventories	$2,938	$3,128
As of September 28, 2024, noncurrent inventories consisted of $2,246 of raw materials and $692 of finished goods inventory. As of December 30, 2023, noncurrent inventories consisted of $2,051 of raw materials and $1,077 of finished goods inventory. Noncurrent inventories are included in the “Other assets” line item on the Company’s Condensed Consolidated Balance Sheets. Noncurrent inventory is anticipated to be consumed beyond our normal operating cycle, but prior to obsolescence.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
(unaudited)
NOTE D – INVESTMENT IN EQUITY SECURITIES
As of September 28, 2024 and December 30, 2023, the carrying amount of equity securities without readily determinable fair values was $20,000 and is included in the “Other assets” line item on the Company’s Condensed Consolidated Balance Sheets.
During the three and nine months ended September 28, 2024, no observable price changes occurred and no adjustment to the carrying value of the securities was recorded. During the three months ended September 30, 2023, no observable price changes occurred. During the nine months ended September 30, 2023, the Company evaluated an observable price change related to equity securities without readily determinable fair values. No adjustment to the carrying value of the securities was necessary based on the observable price change. Additionally, no impairment of securities was recorded for the three and nine months ended September 28, 2024, and September 30, 2023.
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

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
(unaudited)
NOTE E – REVENUE AND CONTRACT LIABILITIES - CONTINUED
The following table presents Other revenue for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Other revenue	$512	$715	$1,874	$2,196
Disaggregation of revenue by geographic region and major product line is included in Segment Information in Note K.
The following table provides information about contract liabilities from contracts with customers, including significant changes in the contract liabilities balances during the period:

	September 28, 2024	December 30, 2023
Contract liabilities at beginning of period	$13,910	$20,875
Increase due to deferral of revenue at end of period	11,188	13,910
Decrease due to beginning contract liabilities recognized as revenue	(13,009)	(20,875)
Contract liabilities at end of period	$12,089	$13,910
NOTE F - INTANGIBLE ASSETS
The Company performed its annual goodwill impairment test during the third quarter of 2024. The Company performed a qualitative assessment of each reporting unit and determined that it was not more-likely-than-not that the fair value of any reporting unit was less than its carrying amount. As a result, no impairment of goodwill was recognized.
The Company also performed its annual indefinite-lived intangible asset impairment test during the third quarter of 2024. The Company performed a qualitative assessment of the indefinite-lived intangible asset and determined that it was not more-likely-than-not that the fair value of the indefinite-lived intangible asset was less than the carrying amount. As a result, no impairment of the indefinite-lived intangible asset was recognized.
NOTE G – LINE OF CREDIT
On August 25, 2020, the Company as borrower, and certain of its material subsidiaries as guarantors, entered into the Second Amended and Restated Credit Agreement (the “Credit Agreement”) with Bank of America, N.A. (“Bank of America”) as Administrative Agent, Swingline Lender and Letter of Credit Issuer, and the other lenders party thereto. On August 28, 2024, the Company entered into the Third Amendment to the Second Amended and Restated Credit Agreement ("Restated Credit Agreement"), which replaces the Bloomberg Short-Term Bank Yield Index rate with the Secured Overnight Financing Rate ("SOFR") and amends certain other defined terms.
The Credit Agreement provides for a revolving credit limit for loans to the Company up to $75,000 (the “Credit Facility”). In addition, at the option of the Company, and subject to certain conditions, the Company may request to increase the aggregate commitment under the Credit Facility up to an additional $200,000.
There was no outstanding debt balance on the Credit Facility as of September 28, 2024 and December 30, 2023. The obligations of the Company under the Credit Agreement are secured by the pledge of the capital stock of certain subsidiaries of the Company, pursuant to a Security and Pledge Agreement.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
(unaudited)
NOTE G – LINE OF CREDIT - CONTINUED
Interest on revolving borrowings under the Credit Facility is computed at SOFR, adjusted by features specified in the Credit Agreement. The covenants require the Company’s rolling four-quarter consolidated EBITDA (as defined in the Credit Agreement) to be $100,000 or greater and its ratio of consolidated funded debt to consolidated EBITDA to be equal to or less than 2.0 to 1.0 at the end of each quarter. The Credit Agreement does not include any restrictions on the payment of cash dividends or share repurchases by the Company. Consolidated EBITDA and consolidated funded debt are non-GAAP terms.
The Company will be required to pay any balance on this Credit Facility in full at the time of maturity in August 2025.
The Company maintains local lines of credit across different markets to secure sufficient working capital. As of September 28, 2024, there was no balance on the local lines of credit. As of December 30, 2023, the balance on the local lines of credit was $786.
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
During the nine months ended September 28, 2024 and September 30, 2023, the Company entered into and settled European options designated as net investment hedges with notional amounts of $77,345 and $81,343, respectively. For the nine months ended September 28, 2024 and September 30, 2023, the Company realized gains of $255 and $2,504, respectively, recorded to FCTA within AOCI. The Company assessed the hedge effectiveness under the forward rate method, determining the hedging instruments were highly effective.
As of September 28, 2024, there were no derivatives outstanding for which the Company has applied hedge accounting.

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
The following is a reconciliation of the numerator and denominator used to calculate basic EPS and diluted EPS for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Net earnings available to common shareholders	$10,607	$11,347	$37,576	$47,022
Weighted average common shares outstanding - basic	19,078	19,245	19,108	19,283
Dilutive effect of in-the-money equity awards	5	127	73	93
Weighted average common shares outstanding - diluted	19,083	19,372	19,181	19,376
Earnings per common share from net earnings - basic	$0.56	$0.59	$1.97	$2.44
Earnings per common share from net earnings - diluted	$0.56	$0.59	$1.96	$2.43

Equity awards excluded as the impact was anti-dilutive	628	315	570	322
There were no shares repurchased during the three months ended September 28, 2024. During the three months ended September 30, 2023, the Company repurchased and retired 180 shares for $11,657, inclusive of accrued excise tax of $58. During the nine months ended September 28, 2024 and September 30, 2023, the Company repurchased and retired 194 and 180 shares for $9,483 and $11,657, inclusive of accrued excise tax of $39 and $58 respectively, under the Company's share repurchase plan.
The excess of the repurchase price over par value is allocated between additional paid-in capital and retained earnings on a pro-rata basis. The purchase of shares under this plan reduces the number of shares outstanding in the above calculations.
As of September 28, 2024, the remaining authorized repurchase amount under the stock repurchase plan was $61,703, inclusive of accrued excise tax. There is no expiration date on the remaining approved repurchase amount and no requirement for future share repurchases.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
(unaudited)
NOTE K – SEGMENT INFORMATION
The Company primarily operates as a global direct-selling nutrition, personal health and wellness company that develops and manufactures high quality, science-based nutritional, and personal care products.
The Company’s operating segments are identified according to how business activities are managed and evaluated by the chief operating decision maker (“CODM”), our CEO. The CODM manages the business, allocates resources, makes operating decisions, and evaluates performance for a geographic region or market based on net sales. The Company aggregates its direct-selling operating segments (“Direct-selling”) into one reportable segment, as management believes that the Company’s Direct-selling segments exhibit similar long-term financial performance and have similar economic characteristics. The CODM does not evaluate operating segments using asset information; accordingly, the Company does not report asset information by segment.
The Company has operating segments, resulting from acquisitions, that are not material to the Company’s net sales. These operating segments are included as a component of “All other” and are included for purposes of reconciliation of net sales to the Company's Condensed Consolidated Statements of Comprehensive Income.

	Three Months Ended		Nine Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Net sales:
Direct-selling	$198,467	$211,932	$635,823	$695,607
All other	1,754	1,433	5,067	4,320
Consolidated total	$200,221	$213,365	$640,890	$699,927
No single Associate accounted for 10% or more of net sales for the periods presented. The table below summarizes the approximate percentage of total product revenue for our Direct-selling segment that has been contributed by the Company’s nutritionals, food, and personal care and skincare products for the periods indicated.

	Three Months Ended		Nine Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
USANA® Nutritionals	86%	86%	87%	87%
USANA Foods(1)	7%	7%	6%	7%
Personal care and Skincare	6%	6%	6%	5%
All other	1%	1%	1%	1%
(1)Includes the Company’s Active Nutrition line.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
(unaudited)
NOTE K – SEGMENT INFORMATION - CONTINUED
Selected Financial Information
Financial information, presented by geographic region is listed below:

	Three Months Ended		Nine Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Net sales to external customers
Asia Pacific
Greater China	$102,261	$106,609	$345,389	$359,178
Southeast Asia Pacific	37,267	39,151	108,734	124,774
North Asia	20,541	24,244	61,672	79,381
Asia Pacific total	160,069	170,004	515,795	563,333
Americas and Europe	40,152	43,361	125,095	136,594
Consolidated total	$200,221	$213,365	$640,890	$699,927

The following table provides further information on markets representing ten percent or more of consolidated net sales and long-lived assets, respectively:

	Three Months Ended		Nine Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Net sales:
China	$91,278	$94,674	$312,147	$322,589
United States	21,463	22,981	65,267	72,647
South Korea	20,077	23,745	60,339	77,537

	As of
	September 28, 2024	December 30, 2023
Long-lived assets:
United States	$91,491	$93,181
China	75,388	77,767

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
Overview
We develop and manufacture high quality, science-based nutritional and personal care and skincare products that are distributed internationally primarily through direct selling. We use this distribution method because we believe it is more conducive to meeting our vision as a company, which is to improve the overall health and nutrition of individuals and families around the world. Our customer base is primarily comprised of two types of customers: “Associates” and “Preferred Customers,” referred to together as “active Customers.” Our Associates also sell our products to retail customers. Associates share in our company vision by acting as independent distributors of our products in addition to purchasing our products for their personal use. In 2023, we launched our Affiliate program in the United States, Canada, and Mexico and are evaluating introducing the program in other markets. This program offers another sales and compensation opportunity to individuals who are interested in selling USANA products. Affiliates are discussed and reported in the report as part of our Associates. Preferred Customers purchase our products strictly for personal use and are not permitted to resell or to distribute the products. We only count as active Customers those Associates and Preferred Customers who have purchased from us at any time during the most recent three-month period. As of September 28, 2024, we had approximately 452,000 active Customers worldwide.
We have operations in multiple markets, with sales and expenses being generated and incurred in multiple currencies. Our reported U.S. dollar sales and earnings can be significantly affected by fluctuations in currency exchange rates. In general, our operating results are affected positively by a weakening of the U.S. dollar and negatively by a strengthening of the U.S. dollar. During the nine months ended September 28, 2024, net sales outside of the United States represented 89.8% of consolidated net sales. In our net sales discussions that follow, we approximate the impact of currency fluctuations on net sales by translating current year sales at the average exchange rates in effect during the comparable periods of the prior year.

Products
The following table summarizes the approximate percentage of total product revenue for our Direct-selling segment that has been contributed by our major product lines and our top-selling products for the current and prior-year periods as indicated:

	Nine Months Ended
	September 28, 2024	September 30, 2023
Product Line
USANA® Nutritionals
Optimizers	71%	71%
Essentials/CellSentials(1)	16%	16%
USANA Foods(2)	6%	7%
Personal care and Skincare	6%	5%
All other	1%	1%
Key Product
USANA® Essentials/CellSentials	10%	10%
Proflavanol®	9%	10%
Probiotic	8%	10%
(1)Represents a product line consisting of multiple products, as opposed to the actual USANA® Essentials / CellSentials product.
(2)Includes our Active Nutrition line.

Customers
Because we sell our products to a customer base of independent Associates and Preferred Customers, we increase our sales by increasing the number of our active Customers, the amount they spend on average, or both. Our primary focus continues to be increasing the number of active Customers. We believe this focus is consistent with our vision of improving the overall health and nutrition of individuals and families around the world. Sales to Associates accounted for approximately 52% of Direct-selling segment sales during the nine months ended September 28, 2024, with the remainder of our sales generated from Preferred Customers. Increases or decreases in product sales are typically the result of variations in the volume of product sold relating to fluctuations in the number of active Customers purchasing our products. The number of active Associates and Preferred Customers is, therefore, used by management as a key non-financial indicator to evaluate our operational performance.
The table below summarizes the changes in our active Customer base by geographic region, rounded to the nearest thousand as of the dates indicated:

	Total Active Customers by Region				Change from Prior Year	Percent Change
	As of September 28, 2024		As of September 30, 2023
Asia Pacific:
Greater China	243,000	53.7%	230,000	49.6%	13,000	5.7%
Southeast Asia Pacific	76,000	16.8%	83,000	17.9%	(7,000)	(8.4%)
North Asia	41,000	9.1%	49,000	10.5%	(8,000)	(16.3%)
Asia Pacific total	360,000	79.6%	362,000	78.0%	(2,000)	(0.6%)
Americas and Europe	92,000	20.4%	102,000	22.0%	(10,000)	(9.8%)
	452,000	100.0%	464,000	100.0%	(12,000)	(2.6%)

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
Results of Operations
Summary of Financial Results
Net sales for the third quarter of 2024 decreased 6.2% to $200.2 million, a decrease of $13.1 million, compared with the prior-year quarter. The decrease in net sales was primarily the result of a decrease in active Customers and a decrease in average spend per Customer, due to a challenging economic environment in many of our key markets, which had varying degrees of impact on attracting new customers. This was partially offset by modest price increases compared to the prior-year quarter. While we've experienced an unfavorable impact from changes in currency exchange rates over the past several quarters, the impact was minimal on the current quarter.
Net earnings for the third quarter of 2024 were $10.6 million, a decrease of 6.5% compared with $11.3 million during the prior-year quarter. The decrease in net earnings was the result of decreased sales and higher relative operating expenses, partially offset by a decrease in effective tax rate during the quarter.

Three Months Ended September 28, 2024 and September 30, 2023
Net Sales
The following table summarizes the changes in net sales by geographic region for the fiscal quarters ended as of the dates indicated:

	Net Sales by Region (in thousands)				Change from prior year	Percent change	Currency impact on sales	Percent change excluding currency impact
	Three Months Ended
	September 28, 2024		September 30, 2023
Asia Pacific
Greater China	$102,261	51.1%	$106,609	50.0%	$(4,348)	(4.1%)	$865	(4.9%)
Southeast Asia Pacific	37,267	18.6%	39,151	18.3%	(1,884)	(4.8%)	561	(6.2%)
North Asia	20,541	10.2%	24,244	11.4%	(3,703)	(15.3%)	(721)	(12.3%)
Asia Pacific total	160,069	79.9%	170,004	79.7%	(9,935)	(5.8%)	705	(6.3%)
Americas and Europe	40,152	20.1%	43,361	20.3%	(3,209)	(7.4%)	(727)	(5.7%)
	$200,221	100.0%	$213,365	100.0%	$(13,144)	(6.2%)	$(22)	(6.2%)
Asia Pacific: The constant currency decline in this region was primarily the result of lower sales per active Customer and lower active Customer counts, partially offset by modest price increases throughout the region. This decline was primarily concentrated in China, South Korea and Singapore. A local currency net sales decline of 4.7% in China was due to a decrease of 10.6% in average spend per customer, largely due to the challenging economic environment within China, partially offset by a 6.6% increase in active Customers. A local currency net sales decline of 12.5% in South Korea was primarily due to a 16.7% decrease in active Customers partially offset by a 5.0% increase in average spend per customer. A local currency net sales decline of 22.2% in Singapore was primarily due to an 11.1% decrease in active Customers and a 12.6% decrease in average spend per customer.
Americas and Europe: The decrease in this region was primarily the result of lower active Customer counts and lower average spend per customer, partially offset by modest price increases. The decrease in constant currency net sales is largely the result of a sales decline in the United States, which had a net sales decline of 8.5% due to a 9.3% decrease in active Customers partially offset by a 0.8% increase in average spend per customer, and Canada, which had a net sales decline of 4.2% due to a 6.3% decrease in active Customers partially offset by a 2.4% increase in average spend per customer.
Gross Profit
Gross profit increased 30 basis points to 80.4% of net sales, up from 80.1% in the prior-year quarter. The increase can primarily be attributed to lower material costs in China, favorable changes in market mix, price increases, and lower freight expense, which was partially offset by unfavorable changes in currency exchange rates.
Associate Incentives
Associate incentives decreased 10 basis points to 42.0% of net sales, down from 42.1% in the prior-year quarter. The relative decrease can primarily be attributed to benefits from price increases and a favorable shift in market sales mix.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased 90 basis points relative to net sales and decreased $2.0 million in absolute terms. The relative increase is largely due to a loss of leverage on lower year-over-year net sales. The lower expense in absolute terms can be primarily attributed to a decrease in spending for employee related costs, legal costs and meeting and events.

Income Taxes
Income taxes decreased to 43.0% of pre-tax earnings from the 44.7% reported in the comparable period of 2023 or 37.7% for fiscal 2023. The higher effective tax rate in 2023 can be attributed to an increase in the year-to-date effective tax rate estimate due to an unfavorable change in the mix of taxable income by market. There was no effective tax rate increase in the third quarter of 2024.
Diluted Earnings per Share
Diluted EPS decreased 5.1% to $0.56 as compared to $0.59 reported in the prior-year quarter. This decrease can be attributed to lower net earnings.
Nine Months Ended September 28, 2024 and September 30, 2023
Net Sales
The following table summarizes the changes in net sales by geographic region for the nine months ended as of the dates indicated:

	Net Sales by Region (in thousands)				Change from prior year	Percent change	Currency impact on sales	Percent change excluding currency impact
	Nine Months Ended
	September 28, 2024		September 30, 2023
Asia Pacific
Greater China	$345,389	53.9%	$359,178	51.3%	$(13,789)	(3.8%)	$(7,616)	(1.7%)
Southeast Asia Pacific	108,734	17.0%	124,774	17.8%	(16,040)	(12.9%)	(2,155)	(11.1%)
North Asia	61,672	9.6%	79,381	11.4%	(17,709)	(22.3%)	(2,578)	(19.1%)
Asia Pacific total	515,795	80.5%	563,333	80.5%	(47,538)	(8.4%)	(12,349)	(6.2%)
Americas and Europe	125,095	19.5%	136,594	19.5%	(11,499)	(8.4%)	(186)	(8.3%)
	$640,890	100.0%	$699,927	100.0%	$(59,037)	(8.4%)	$(12,535)	(6.6%)

Asia Pacific: The constant currency decline in this region was primarily the result of a sales decline in North Asia and Southeast Asia Pacific. The decrease in constant currency net sales in North Asia was primarily concentrated in South Korea, which had a local currency sales decline of 18.9%. The decrease in local currency net sales in South Korea was primarily due to a 16.8% decrease in active Customers and a 2.5% decrease in average spend per customer. There were local currency declines in nearly all markets in the Southeast Asia Pacific sub-region, most notably in the Philippines, Singapore, and Malaysia which had local currency net sales declines of 22.1%, 14.9%, and 7.4%, respectively. The decrease in local currency net sales in the Philippines was primarily the result of a 17.9% decrease in active Customers and a 5.1% decrease in average spend per customer. The decrease in local currency net sales in Singapore was primarily due to a 13.8% decrease in active Customers and a 1.0% decrease in average spend per customer. The decrease in local currency net sales in Malaysia was primarily due to a 13.1% decrease in active Customers, partially offset by a 6.9% increase in average spend per customer.
Americas and Europe: There were local currency sales declines in most of the markets in this region. The decrease in constant currency net sales was primarily concentrated in the United States and Canada, which had local currency net sales declines of 11.9%, and 8.4%, respectively. The decrease in net sales in the United States was primarily due to a 6.9% decrease in active Customers and a 5.4% decrease in average spend per customer. The decrease in net sales in Canada was primarily due to a 4.0% decrease in active Customers and a 4.3% decrease in average spend per customer.

Gross Profit
Gross profit increased 10 basis points to 80.9% of net sales, up from 80.8% for the nine months ended September 30, 2023. The increase in gross profit margin can be attributed to favorable changes in market and product sales mix, decreased scrap charges, price increases, and lower freight expense, partially offset by unfavorable changes in currency exchange rates and loss of leverage on lower sales.
Associate Incentives
Associate incentives decreased 40 basis points to 42.2% of net sales, down from 42.6% for the nine months ended September 30, 2023. The relative decrease can primarily be attributed to benefits from price increases and decreased spending on promotional incentives. These improvements were partially offset by an unfavorable shift in market sales mix.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased 120 basis points relative to net sales and decreased $8.4 million in absolute terms. The relative increase can be attributed to leverage lost on lower net sales. The lower expense in absolute terms can be primarily attributed to a decrease in spending for employee related costs, meetings and events, advertising, legal and other professional services.
Income Taxes
Income taxes increased to 43.0% of pre-tax earnings, up from 38.0% of pre-tax earnings for the nine months ended September 30, 2023. The higher effective tax rate can be attributed to: i) China’s increased relative share of taxable income, ii) a concentration of infrastructure costs in our corporate headquarters, and iii) generally softer operating performance, including the impact of unfavorable exchange rates in our other markets around the world.
Diluted Earnings per Share
Diluted EPS decreased 19.3% to $1.96 as compared to $2.43 reported for the nine months ended September 30, 2023. This decrease can be attributed to lower net earnings.
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
Cash and Cash Equivalents
Cash and cash equivalents increased to $364.9 million as of September 28, 2024, from $330.4 million as of December 30, 2023. Cash flow provided by operating activities was $55.2 million partially offset by cash used in financing activities of $13.4 million, and cash used in investing activities of $8.0 million. Additionally, favorable changes in currency exchange rates have impacted cash and cash equivalents, and restricted cash by $0.6 million.

The table below presents concentrations of cash and cash equivalents by market for the periods indicated:

	Cash and cash equivalents (in millions)
	As of September 28, 2024	As of December 30, 2023
United States	$229.7	$169.9
China	90.9	111.0
All other markets	44.3	49.5
Total cash and cash equivalents	$364.9	$330.4
During the nine months ended September 28, 2024, our China subsidiary remitted profits through an annual dividend of $75.8 million to the United States, inclusive of net proceeds from a dividend hedge and net of applicable taxes.
Cash Flows Provided by Operations
As discussed above, our principal source of liquidity comes from our net cash flow from operations.
Net cash flow provided by operating activities was $55.2 million for the first nine months of 2024. Net earnings combined with adjustments of non-cash items contributed positively to our net cash flow provided by operating activities, partially offset by cash used to pay accounts payable, accrued associate incentives, and the 2023 annual employee bonus and the purchase of inventories.
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
Summary
We believe our current cash balances, future cash provided by operations, and amounts available under our line of credit will be sufficient to cover our operating and capital needs in the ordinary course of business for the foreseeable future. If we experience an adverse operating environment or unanticipated and unusual capital expenditure requirements, additional financing may be required. No assurance can be given, however, that additional financing, if required, would be available to us at all or on favorable terms. We might also require or seek additional financing for the purpose of expanding into new markets, growing our existing markets, mergers and acquisitions, share repurchase, or for other reasons. Such financing may include the use of debt or the sale of additional equity securities. Any financing which involves the sale of equity securities or instruments that are convertible into equity securities could result in immediate and possibly significant dilution to our existing shareholders.
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
As of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a- 15(e) under the Exchange Act). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as a result of material weaknesses in internal control over financial reporting related to information technology general controls (ITGCs) as described in Part II, Item 9A of our Form 10-K for the fiscal year ended December 30, 2023 (the “2023 Form 10-K”), the disclosure controls and procedures were not effective as of September 28, 2024.
Changes in Internal Control Over Financial Reporting
Other than with respect to the remediation efforts addressed below, there were no changes in our internal control over financial reporting during the three months ended September 28, 2024, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Remediation Efforts to Address Material Weaknesses
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

We are executing our remediation plan to address each control deficiency, including advising with a third-party consultant with expertise in ITGCs to assist with risk assessment and control design, educating and training ITGC control owners, advising on relevant IT policies, and providing guidance with regard to sufficient control documentation to support the controls’ operation. Additionally, we have reviewed and updated IT policies, analyzed current processes and control documentation, and established the appropriate level of responsibility and ownership of ITGCs. We will continue our efforts to ensure that the control deficiencies contributing to the material weaknesses are remediated. The material weaknesses will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We expect that the remediation of these material weaknesses will be completed prior to the end of fiscal year 2024.

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
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Our share repurchase plan has been ongoing since the fourth quarter of 2000, with the Board of Directors periodically approving additional dollar amounts for share repurchases under the plan. At September 28, 2024, the authorized amount available for repurchases under the plan was $61.7 million.
Repurchases are made from time to time at management’s discretion in accordance with applicable federal securities laws. Repurchases may occur through open market purchases, pursuant to a Rule 10b5-1 trading plan, or in other transactions as permitted by the rules of the SEC. There is no requirement for future share repurchases, and there is no expiration date of the repurchase plan.
Item 5. OTHER INFORMATION
During the three months ended September 28, 2024, none of our directors or officers informed us of the adoption, modification or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.
Item 6. Exhibits
Exhibits marked with an asterisk (*) are filed herewith.

Exhibit Number	Description
10.23	*Third Amendment to Second Amended and Restated Credit Agreement, dated as of August 28, 2024
31.1	*Certification of Principal Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002
31.2	*Certification of Principal Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002
32.1	*Certification of Principal Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
32.2	*Certification of Principal Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data file (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 5, 2024	USANA HEALTH SCIENCES, INC.

/s/ G. Douglas Hekking
G. Douglas Hekking
Chief Financial Officer (Principal Financial Officer)