Form 10-K
period 2024-12-28
USANA HEALTH SCIENCES INC
filed 2025-03-12
CIK 896264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 28, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of common stock held by non-affiliates of the registrant as of June 28, 2024, was approximately $499 million based on a closing market price of $45.24 per share.
There were 18,904,526 shares of the registrant’s common stock outstanding as of March 7, 2025.
DOCUMENTS INCORPORATED BY REFERENCE

The registrant incorporates by reference into Part III (Items 10, 11, 12, 13, and 14) of this report certain information contained in its Definitive Proxy Statement to be filed with the Securities and Exchange Commission no later than 120 days after the end of the registrant’s fiscal year ended December 28, 2024, in connection with the registrant’s 2025 Annual Meeting of Shareholders to be held May 19, 2025.

Auditor Name: KPMG LLP	Auditor Location: Salt Lake City, Utah	Auditor Firm ID: 185

USANA HEALTH SCIENCES, INC.
FORM 10-K
For the Fiscal Year Ended December 28, 2024

Cautionary Note Regarding Forward-Looking Statements
This report contains “forward-looking statements” within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new products; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Forward-looking statements may include, but are not limited to, statements regarding future financial results, long-term value creation goals, focus and strategy, integration of acquisitions and performance expectations regarding such acquisitions, productivity, raw material prices and related costs, supply chain, asset impairment, litigation, sustainability and governance efforts, compliance with current or proposed international laws and regulations, the impact of COVID-19 or other pandemics, or geo-political relationships, trade policies, tariffs, tensions, conflicts or wars on our operations. Forward-looking statements can be identified by words such as: “anticipate,” “intend,” “plan,” “seek,” “believe,” “project,” “estimate,” "target", “expect,” “strategy,” "potential", “future,” “likely,” “may,” “should,” "could", “will” and similar references to future periods, or the negative of these terms, or other similar expressions. Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely unduly on forward-looking statements.
Although we believe that the expectations reflected in our forward-looking statements are reasonable, actual results could differ materially from those we project or assume in our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and to inherent risks and uncertainties, such as those disclosed or incorporated by reference in our filings with the Securities and Exchange Commission (“SEC”). Any forward-looking statement made by us in this report is based only on information currently available to us and speaks only as of the date hereof. We undertake no obligation to publicly update any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future developments, the occurrence of unanticipated events or otherwise. Among some of the important factors that could cause our actual results, performance and achievements to differ materially from estimates or projections contained in our forward-looking statements in this report are the following:
•Our dependence upon the direct selling business model to distribute our products and the activities of our independent Associates;
•Our ability to invest in R&D, to innovate and produce new products, and to increase the cadence of releasing new products;
•Extensive regulation of our business model and uncertainties relating to the interpretation and enforcement of applicable laws and regulations governing direct selling and anti-pyramiding in the United States, China, and other markets where we have operations;
•The operation of our business in China through our subsidiary, BabyCare Holdings, Ltd. (“BabyCare”), including risks related to (i) operating in China in general, (ii) engaging in direct selling in China, (iii) BabyCare’s business model in China, (iv) data privacy and security laws and regulations in China, and (v) changes in the Chinese economy, marketplace or consumer environment;
•Export control and trade sanctions laws and regulations which could impair our ability to compete in international markets or subject us to liability if we violate those controls;
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
•Our continued compliance with debt covenants in our credit facility agreement;
•Litigation, tax, and legal compliance risk and costs, especially if materially different from the amount we expect to incur or have accrued for, and any disruptions caused by the same;
•Information technology system failures, data security breaches, data security and privacy compliance, network disruptions, and cybersecurity attacks;
•Acquisition, divestiture, and investment-related risks, including risks associated with our acquisition of Hiya Health Products, LLC or other past or future acquisitions;
•Human capital risks associated with our business, including if we are unable to attract or retain Associate leaders to sell our products or if we lose key management personnel or employees in our business;
•Our ability to adequately protect and enforce our intellectual property and proprietary technology;
•Our ability to utilize or develop artificial intelligence technology effectively; and
•Other risks and uncertainties, including those listed in the section titled "Item 1A. Risk Factors" in this Annual Report on Form 10-K.

PART I
Item 1. Business
General
USANA Health Sciences, Inc. is a global direct selling and direct-to-consumer nutrition, personal health and wellness company. In 2024, we generated $855 million in net sales and finished the year with approximately 454,000 direct selling active Customers. We were founded in 1992 by Myron W. Wentz, Ph.D. and since that time, we have developed and manufactured high quality, science-based nutritional, personal care and skincare products with a primary focus on promoting long-term health and wellness. We are committed to continuous product innovation and sound scientific research. We have operations in 25 geographic markets worldwide. Historically, we have distributed our products through the direct selling channel, because we believe it is conducive to our vision of improving the overall health and nutrition of individuals and families around the world. In December 2024, we acquired a 78.85% ownership interest in Hiya Health Products, LLC ("Hiya"), a leading direct-to-consumer provider of high-quality children's health and wellness products (the "Hiya Acquisition"). We believe that the addition of Hiya to our business promotes our vision and adds a diversified layer of growth in the direct-to-consumer channel. Consequently, we now operate and sell products through both direct selling and direct-to-consumer channels.
Mainland China (“China”) is our largest direct selling market and single largest source of revenue, representing approximately 48.4% of net sales and approximately 50.2% of direct selling active Customers. As a U.S.-based multi-national corporation with an expanding international presence, our operating results are sensitive to currency fluctuations, as well as economic and political conditions in markets throughout the world. Additionally, we are subject to the various laws and regulations in the United States, China, and the other markets in which we operate with respect to the products that we manufacture, and sell, and our method of distribution. We are a U.S. public company listed on the New York Stock Exchange ("NYSE") and subject to the rules of the SEC.
This “Item 1. Business” provides detailed information about our world-wide business, including who we are, what we do and where we are headed. Unless otherwise specified, current information reported in this Annual Report on Form 10-K for the fiscal year ended December 28, 2024 (this “report” or “Annual Report”) is as of or for the fiscal year ended December 28, 2024. We also discuss the development of our company and the geographic areas where we do business. For the year ended December 28, 2024, other than the Hiya Acquisition, there were no material changes to our corporate structure or our method of conducting business.
Our Business
We organize our business into two reportable segments: Direct selling and Hiya direct-to-consumer.
Direct selling: The customer base for our direct selling segment is primarily comprised of two types of customers" "Associates" and "Preferred Customers" referred to collectively as "active Customers." Our Associates also sell our products to retail customers. Associates share in our company vision by acting as independent distributors of our products, in addition to purchasing our products for their personal use. In 2023, we launched our Affiliate program in the United States, Canada, and Mexico and are evaluating introducing the program in other markets. This program offers another sales and compensation opportunity to individuals who are interested in selling USANA products. Affiliates are discussed and reported in this report as part of our Associates. Preferred Customers purchase our products strictly for personal use and are not permitted to resell or to distribute the products. We only count as active Customers those Associates and Preferred Customers who have purchased from us at any time during the most recent three-month period.
Hiya direct-to-consumer: The customer base for our Hiya direct-to-consumer segment is primarily comprised of customers purchasing Hiya products for personal use through a subscription model, which is intended to provide a steady, predictable income stream. The ongoing nature of subscriptions fosters stronger relationships with customers by making it easier for them to receive products regularly, which leads to strong retention and loyalty. Hiya's subscription model also provides rich data on customer preferences and behaviors, which enables personalized offerings, efficient marketing and data-driven innovation insights.
Other: The customer base for our "other" category is comprised of customers of Rise Bar Wellness, Inc. ("Rise") and Oola Global, LLC "(Oola"), which are both businesses we acquired in 2022. Rise manufactures and sells high-quality protein bars and powdered drinks that are formulated to help customers achieve their health goals through clean and simple ingredients. Oola is a direct selling company that offers a personal development framework and nutritional products that helps individuals create a life of balance, growth, and purpose.

For more information relating to our reportable segments, see Note M to our consolidated financial statements.
Current Focus and Growth Strategy
In 2025, we will continue executing on our global Associate-first growth strategy with a strong focus on increasing the number of active Customers in each of our markets. Our key priorities include: (i) enhancing the earning opportunity of our Associates by refining our compensation plan to prioritize sales, customer growth, and team building; (ii) accelerating the launch of new and upgraded products while driving innovative product development; (iii) strengthening our brand messaging to create a more compelling and consistent market presence; (iv) deepening engagement with our Associates through both in-person and digital initiatives around the world; (v) focusing on China while also implementing more tailored, decentralized solutions to meet the unique needs of each region; and (vi) supporting and expanding our acquired businesses, including the growth of our Hiya direct-to-consumer business. Further details on these strategies are outlined below.

Enhancing the Earning Opportunity

To enhance the earning opportunity for our Associates, we are refining our compensation plan to better reward sales, customer growth, and team building. Our approach includes optimizing incentives to drive sustainable income, introducing targeted elements that reward sales, customer, and team growth early in the journey of a new Associate, and providing a more robust system of training, tools, and data to help Associates build and scale their businesses. By aligning our compensation structure with business growth objectives, we aim to create a more rewarding and financially empowering opportunity for our global Associate base.

Product Development

In 2025, we will strengthen our leadership in cellular nutrition by enhancing our core foundational and flagship products, developing more potent, unique, and differentiated formulations, and accelerating our speed to market for innovative new products. Our three dedicated product teams will continue to focus on delivering world-class nutrition solutions that meet evolving consumer needs and set new standards in the industry. Through continued investment in research, development, and cutting-edge science, we will ensure that USANA remains at the forefront of clinical nutrition, providing products that support optimal health and wellness worldwide.

Strengthening our Brand

We are enhancing and refining our brand messaging to create a more compelling, consistent, and globally recognized identity. Our focus is on clearly communicating our unique and differentiated commitment to world-class cellular nutrition, the strength of our science-backed products, and the life-changing opportunities we offer through our business model. We will continue to elevate our brand presence across digital and traditional channels, ensuring that our messaging resonates with both new and existing customers. By sharpening our positioning and storytelling, we aim to deepen trust, increase brand loyalty, and further differentiate USANA in the health and wellness industry.

Associate Engagement

We are deepening our engagement with Associates worldwide by enhancing both in-person and digital interactions. Our goal is to create a more connected and empowered health community by providing better communication, more personalized support, and expanded training opportunities. We will continue investing in digital tools, events, and mentorship programs that help Associates build successful businesses and foster stronger relationships within their teams. By prioritizing engagement at every level, we aim to strengthen the Associate experience, increase retention, and drive long-term growth across all markets.

China and Regional Support

We will continue executing strategic initiatives to drive growth in China, including: targeting and expanding a new customer demographic through simple, easy-to-use, digitally-based customer acquisition, fulfillment, and service initiatives; enhancing our digital capabilities with continued investments aimed at improving the overall customer experience; expanding our market-leading training, development, and certification programs to empower Associates in health, business, and personal growth, ensuring they have the tools needed to succeed; and enhancing our product portfolio with products specifically designed for the Chinese consumer.

Beyond China, we are strengthening our regional approach by empowering local leaders to develop winning strategies tailored to their unique cultures and market conditions. By providing them with greater authority and influence over product development and incentive creation, we are fostering a more agile, market-responsive organization.

In India, following our market entry at the end of 2023, we continue to execute our long-term growth strategy by expanding our product portfolio, strengthening local marketing efforts, and supporting our Associates with enhanced tools and training. Additionally, we remain committed to evaluating new international markets for potential expansion, ensuring sustainable global growth for USANA.
Acquired Businesses
In 2025, we plan to continue to support and grow our acquired businesses, including Hiya. Hiya expands our growth potential into the direct-to-consumer channel through Hiya's customer subscription model. Future Hiya growth initiatives include: (i) product portfolio expansion, (ii) distribution channel expansion, via other online marketplaces and select retail partners, and (iii) geographic expansion through leveraging USANA's expertise to expand into new markets. Over the next several years, USANA and Hiya will work together to capitalize on identified synergies, assets and expertise across both companies to promote overall sales and customer growth.
We also intend to continue to utilize USANA's assets and resources to grow Rise and Oola and leverage their knowledge, experience, and technology to grow USANA’s core business.
We also expect to continue to pursue acquisition opportunities in the health and wellness space that strengthen, diversify, and grow our world-wide business by focusing on: (i) overall nutrition, (ii) vertical integration, (iii) product and category expansion, distribution channel expansion, and (iv) geographic expansion.
For further details of these acquisitions, see Note B to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report, which is incorporated by reference.
Products
The following table summarizes information concerning the principal product lines of our direct selling segment.

Product Line/Category	Description	Percent of Direct Selling Product Sales by Fiscal Year	Direct Selling Product examples
USANA® Nutritionals Optimizers	Consists of targeted supplements designed to meet individual health and nutritional needs. These products support needs such as cardiovascular health, skeletal/structural health, and digestive health and are intended to be used in conjunction with the Essentials/CellSentials	2024 – 71% 2023 – 71% 2022 – 70%	Proflavanol® CoQuinone® 30 BiOmega-3™
Essentials/CellSentials®(1)	Includes core vitamin and mineral supplements that provide a foundation of advanced total body nutrition for every age group beginning with children 13 months of age.	2024 – 16% 2023 – 16% 2022 – 17%	USANA CellSentials Essentials HealthPak 100™
Foods(2)	Includes meal replacement shakes, snack bars, and other related products that promote healthy weight management, digestive health, energy and hydration through a holistic approach. These products can be used along with Essentials and Optimizers to provide a complete and healthy diet and sustained energy throughout the day.	2024 – 6% 2023 – 7% 2022 – 7%	Nutrimeal Fibergy RESET™ weight-management program

Product Line/Category	Description	Percent of Direct Selling Product Sales by Fiscal Year	Direct Selling Product examples
Personal care and Skincare
Includes our premium science-based personal care products and Celavive, our innovative skincare system formulated with our USANA InCelligence Technology®. Celavive offers a comprehensive skincare regimen benefiting multiple skincare types and ethnicities, upgraded science, and more noticeable user benefits.
		2024 – 6% 2023 – 5% 2022 – 5%	Vitalizing Serum Protective Day Cream Replenishing Night Cream Protective Day Cream Perfecting Toner
All Other	Includes materials and online tools that are designed to assist our Associates in building their businesses and in marketing our products.	2024 – 1% 2023 – 1% 2022 – 1%	Associate Starter Kit Product Brochures Logo Merchandise
(1) Represents a product line consisting of multiple products.
(2) Includes our Active Nutrition line.
In addition to the products described above, we offer products designed specifically for prenatal, infant, and young-child age groups in China. As we continue to focus on innovation, we will look for innovative product opportunities such as our Celavive and Active Nutrition product lines.
Total product sales, as a percentage of net sales, represented by our top-selling products for the last three fiscal years is as follows:

	Year Ended
	2024	2023	2022
Key Product
USANA Essentials/CellSentials(1)	10%	10%	11%
Proflavanol	10%	10%	10%
Probiotic	8%	9%	10%
(1) Represents specific products within the product line Essentials/CellSentials
Other top-selling products include our Hepasil, Soy Lecithin, and HealthPak™.

The following table summarizes information concerning the principal product lines of our Hiya direct-to-consumer segment.

Product Line	Description	Percent of Direct-to-Consumer Product Sales by Fiscal Year (1)
Kids Daily Multivitamin	Chewable multivitamin with 15 essential vitamins and minerals to support immunity, growth, and development among kids.	2024 – 55%
Kids Daily Probiotic	Chewable probiotic with 10 billion live cultures to support childhood immunity, gut health, and nutrient absorption.	2024 – 15%
Kids Bedtime Essentials	A non-habit forming nightly chewable to help kids relax before bed and wake up rejuvenated and refreshed.	2024 – 11%
Kids Daily Greens & Superfoods	A green's powder made with 55 whole-food sourced ingredients to support growth, digestion, and brain health.	2024 – 11%
Kids Daily Iron+	A daily chewable with a unique form of iron gentle on kid's stomachs and thoroughly absorbed.	2024 – 4%
Kids Daily Immune+	A daily chewable designed 100% for kids to support their growing immune systems so they can maintain their natural defenses.	2024 – 4%
(1) For the period following the acquisition date of December 23, 2024 to December 28, 2024.
Geographic Presence
We have ongoing operations in the following direct selling markets, which are presented in two geographic regions: (1) Asia Pacific, and (2) Americas and Europe. Asia Pacific is further divided into three sub-regions: (i) Greater China, (ii) Southeast Asia Pacific, and (iii) North Asia. The countries included in these regions and sub-regions are described below:
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
(1) We commenced operations in India near the end of the fourth quarter of 2023
Hiya operates and sells products in the United States and may pursue geographic expansion into additional markets as a growth strategy in the future.
Impact of Foreign Currency Exchange Rates
Because we have operations in multiple markets, with sales and expenses generated and incurred in multiple currencies, our reported U.S. dollar sales and earnings can be significantly affected by fluctuations in currency exchange rates. In general, our operating results are affected positively by a weakening of the U.S. dollar and negatively by a strengthening of the U.S. dollar. In 2024, net sales outside of the United States represented approximately 89.3% of consolidated net sales.

Research and Development
As a critical driver of our competitive advantage in the global nutritional supplement industry, we focus our research and development (“R&D”) efforts on developing and bringing to market high quality, science-based products that promote long-term health and wellness. Scientific innovation and rigorous product development enable us to deliver differentiated, high-quality products. Our R&D activities include identifying emerging trends, investigating new ingredients, developing products that are new to USANA and to the industry, and updating existing USANA-brand formulas to keep them current with the latest science and regulations in global markets, all of which ensure products are optimized to meet the changing, diverse needs of our global customer base.

Our team is composed of scientists experienced in human nutrition, cellular biology, biochemistry, genetics, the microbiome, natural product chemistry, foods and cosmetic science, clinical research, and product development. Through strategic collaborations with academic institutions, independent research organizations, and healthcare professionals, along with reviewing the latest research on nutrition at scientific conferences and in journals, they work to identify possible new ingredients and product upgrade opportunities. As well, we employ experts in quality assurance, quality control, and global regulatory affairs in order to manage the entire product development lifecycle. These teams work in close partnership to ensure products are consistent, safe, and compliant with international regulations.

When developing and manufacturing our products, we follow the highest applicable industry quality standards across all stages of product development and manufacturing. Our ingredients are selected to ensure purity, potency, and efficacy. Quality control is maintained through controlled sourcing of raw ingredients, manufacturing, packaging and labeling, as well as testing throughout the manufacturing process. Our commitment to quality ensures that our products meet or exceed the highest standards in the industry and that customers can trust the products and reinforces the value of our brand.

We seek to differentiate ourselves in the marketplace by focusing on proprietary science-backed formulations that consumers can trust. Our ability to develop innovative solutions tailored to specific regulatory and consumer requirements in diverse global markets, while consolidating formulas and ensuring efficiencies of manufacturing scale, is a key factor in our international growth strategy. Our investment in R&D creates significant barriers to entry for competitors, as we leverage the diverse expertise of our team to address consumer needs while capitalizing on new opportunities in the nutritional supplement space. By combining strong scientific foundations with operational excellence, we enhance our ability to drive growth and deliver value to both our customers and shareholders.

The R&D team is also involved in protecting our proprietary position with exclusive ingredients, proprietary formulations, product-specific scientific validation, and in some cases, patent protection. Research continues to support our proprietary InCelligence technology, advances in women’s health, immune system support, stress adaptation, healthy aging, and brain health. In 2024, we expanded our team of scientists focused specifically on research and reorganized our regulatory affairs and quality teams to further promote efficiency and quality. We also added Kathryn Armstrong, PhD, to our executive team to oversee all R&D efforts.
In fiscal years 2024, 2023, and 2022, we expended $11.6 million, $11.4 million, and $11.6 million, respectively, on product R&D activities. We expect to continue investing in R&D to advance our expertise and leadership in cellular nutrition, as well as overall health and wellness. In 2025, we plan to continue our increased investments into early-stage research and scientific innovation as we believe these investments continue to provide a sustainable competitive advantage.
Manufacturing and Quality Assurance
We conduct manufacturing, production, and quality control operations for approximately 69% of our products in-house. We have established and maintain a manufacturing and quality control facility at our corporate headquarters in Salt Lake City, Utah. In 2019, we added a 54,000 square foot manufacturing facility located adjacent to our corporate headquarters, which expanded our manufacturing capabilities to allow us to manufacture our food products in-house. This adjacent facility started to produce product during the fourth quarter of 2020. BabyCare manufactures and produces the majority of its products in-house and maintains manufacturing and quality control facilities in Beijing, China and Tianjin, China.

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
We conduct sample testing of raw materials, in-process materials, and finished products for purity, potency, and composition to determine whether our products conform to our internal specifications, and we maintain complete documentation for each of these tests. We employ a qualified staff of professionals to develop, implement, and maintain a quality system designed to assure that our products are manufactured to our internal and applicable regulatory agency specifications.
Our Salt Lake City, Utah, manufacturing facilities are registered, as required, with the FDA, Health Canada Natural Health Products Directorate, the Australian Therapeutic Goods Administration (“TGA”), and other governmental agencies. These and other various organizations and government agencies regularly audit this facility to assess, among other things, compliance with current Good Manufacturing Practices (“GMPs”) and with labeling claims. Additionally, our Salt Lake City, Utah manufacturing facilities are certified, through inspection and audits, with the Islamic Foods and Nutrition Counsel of America in compliance with Halal, The Organized Kashrus Laboratories in compliance with Kosher, NSF International in compliance with product testing and GMPs, and the TGA in compliance with the current Therapeutic Goods Act in Australia.
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
Third-Party Suppliers and Manufacturers
We contract with third-party suppliers and manufacturers for the production of certain of our products, which accounted for approximately 31% of our product sales in 2024. These third-party suppliers and manufacturers produce and, in most cases, package these products according to formulations that have been developed by or in conjunction with our in-house product development team. These products include most of our gelatin-capsulated supplements, Rev3 Energy®

Drink, Probiotics, certain powdered drink mixes and Hiya's products. In 2025, we plan to continue transitioning the production of our powdered drink mixes to our USANA North facility.
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
Distribution and Marketing
General
We distribute our products internationally primarily through direct selling, which entails person-to-person marketing and selling of products. Direct selling is based on the strength of personal relationships and recommendations that frequently come from friends, neighbors, relatives, and close acquaintances. We believe that direct selling is an effective way to distribute our products because it allows person-to-person product education, as well as higher levels of customer service, all of which are not as readily available through other distribution channels. The Hiya Acquisition in 2024 expands our business into the direct-to-consumer distribution channel and provides a new and diversified opportunity for sales and customer growth.
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
Associates. Outside of China, a person who wishes to sell USANA products must join our independent sales force as an Associate. A person becomes a USANA Associate by completing an application under the sponsorship of an existing Associate. The new Associate then becomes part of the sponsoring Associate’s sales organization. New Associates must agree to adhere to the USANA policies and procedures. Under our policies and procedures, Associates may not, among other things: (i) use deceptive or unlawful practices to sell USANA products; (ii) make deceptive or unlawful claims or representations concerning our products or Compensation Plan; or (iii) sell competitive products to other USANA Associates or solicit USANA Associates to participate in other direct selling opportunities. Associates who violate our policies are subject to discipline, which may include the termination of their purchase and distribution rights. New

Associates are required to purchase a starter kit that includes a detailed manual describing our business and products, as well as our policies and procedures. We sell these kits at a nominal price averaging approximately $12 in each of our markets and these kits are fully refundable under our return policy, which is described elsewhere in this report. No other direct investment is required to become an Associate.
An Associate may purchase products directly from us at wholesale prices for their personal use and for resale to customers. Our Associates are also entitled to build sales organizations by attracting, enrolling and selling product to new customers. Associates are not required to recruit or sponsor new Associates and we do not compensate Associates for sponsoring or recruiting Associates. The sponsoring of new Associates results in the creation of multiple levels within our direct selling structure. Sponsored Associates are referred to as part of the sales organization of the sponsoring Associate. New Associates in turn may sponsor new Associates and Preferred Customers, creating additional levels in their sales network, but also forming a part of the same sales organization as the original sponsoring Associate. As outlined below, Associates who are interested in earning income with USANA must successfully sell USANA products and establish a network of product consumers in order to qualify for commissions, including bonuses. Subject to payment of a minimal annual account renewal fee, Associates may continue to distribute or consume our products as long as they adhere to our policies and procedures.
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
BabyCare sells products in China through a variety of methods, including: (a) online through its website; (b) at physical branch retail locations; (c) through direct sellers in provinces and municipalities where BabyCare has received a direct selling license granted by the local provincial government; and (d) through independent distributors who are considered independent business owners under Chinese law. Individuals who reside in China and who are interested in being part of our business in China may do so by enrolling with BabyCare. While the process for enrolling with BabyCare is similar to the process for joining our business in other markets, individuals must initially enroll with BabyCare as either a traditional Preferred Customer (as described previously in this report) or China Preferred Customer ("CPC"). CPCs are similar to traditional Preferred Customers, but CPCs may also refer other CPCs and Preferred Customers in China and receive product vouchers from us to redeem on future product purchases based on the volume of product purchased by customers they have referred.
A Preferred Customer or CPC may become a direct seller or independent distributor (which we report collectively as Associates) in China by electing to do so and agreeing to adhere to BabyCare’s policies and procedures in China. Our direct sellers in China are permitted by our policies and the terms of our direct selling licenses to sell product away from fixed retail locations in the provinces and municipalities where BabyCare has been granted a local direct selling license. Direct sellers are compensated for their sales under BabyCare’s compensation plan and do not receive compensation for promotional, marketing, or sales services that independent distributors are eligible to receive (as described below). Independent distributors are independent business owners who sell BabyCare’s products in China and also provide promotional, marketing, and sales services for BabyCare in China. Under BabyCare’s compensation plan, independent distributors are compensated not only for their own product sales, but also for their productivity in providing promotional, marketing and sales services. BabyCare’s compensation to its independent distributors for these services is intended and designed to be business-to-business compensation under Chinese law. To calculate independent distributor compensation for these services, we (i) use our world-wide Compensation Plan to track sales volume, and other metrics for the group of Preferred Customers, CPCs, distributors and others in China to whom the independent distributor provides promotional, marketing and sales services on behalf of BabyCare; (ii) calculate the fee-based compensation for the various services performed by the distributor; and (iii) pay the corresponding service fee to the independent distributor in China on a monthly basis. The fee-based compensation we pay our China independent distributors is comparable to the compensation available to our Associates in other markets and competitive with other direct selling companies in China.
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
Structure of Hiya Direct-to-Consumer Selling Program
Hiya operates through a subscription-based direct-to-consumer business model. A customer's initial order from Hiya comes with a sustainable, refillable glass bottle that kids can personalize and additional orders come with educational material and games. Hiya also utilizes social media to promote sales across various platforms through brand-focused content and influencer partnerships. Hiya's diversified marketing also utilizes internet and social media keyword searches, influencers and paid advertisements, podcasts, advertorial publishing and direct mail campaigns.
Operating Strengths
Our vision is to improve the overall health and nutrition of individuals and families around the world. We do this through developing and manufacturing high-quality, science-based nutritional, and personal care and skincare products that promote long-term health, and providing a global direct selling opportunity for our Associates who desire to distribute our products and earn supplemental income. Our strategy is to capitalize on our operating strengths, which include (i) a strong R&D program; (ii) significant in-house manufacturing capability; (iii) high quality science-based products; (iv) a rewarding Associate Compensation Plan; (v) a scalable business model; and (vi) an experienced management team.
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
In-house Manufacturing. We manufacture products that account for approximately 69% of our product sales. We believe that our ability to manufacture our own products in-house is a significant competitive advantage for the following reasons:
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
Rewarding Associate Compensation Plan and Support. We are committed to increasing our product sales by providing a competitive compensation plan that attracts and retains Associates who constitute our sales force. We motivate our Associates by paying incentives on a weekly basis, in most markets. Where permissible, our Compensation Plan is implemented as a global-seamless plan, meaning that Associates can be compensated each week for their business success in any market in which they have product consumers and/or a sales organization where we conduct business. Our China operations maintain their own compensation plan, which is structured differently than our plan in other markets. In China, we pay Associates on a monthly basis. We plan to make certain modifications to our Associate compensation plan to enhance the earning opportunity for Associates and to prioritize sales and customer growth under the plan.
To support our Associates, we sponsor virtual and in-person meetings and events throughout the year, where we offer information about our products and our global direct selling system. These meetings are designed to assist Associates in business development and to provide a forum for interaction with some of our Associate leaders and with members of our management team. Our strategy in 2025, and going forward, is to offer in-person meetings and events with our Associates to the extent health and safety practices make it possible. Our plan is to continue to leverage a virtual meeting element as a component of our in-person meetings. We also provide low-cost sales tools and resources, which we believe are an integral part of building and maintaining a successful home-based business for our Associates.
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
Direct Selling Business Model. We believe that our direct selling business model provides, among others, the following advantages:
•No requirement for a company-employed sales force to sell our products, with a relatively low incremental cost to add a new active Customer;
•Commissions paid to our Associates are tied to sales performance;
•Accounts receivable are minimal because payment is required at the time a customer purchases product;
•A stream of recurring revenue generated from our monthly product subscription program known as “Auto Order,” which we utilize in all of our markets (this program offers a 10% price discount and represented 63% of our product sales volume for the year ended December 28, 2024); and
•The ability to expand into new international markets with moderate investment because we generally maintain only warehouse facilities, customer support, and minimal administrative facilities in those international markets. Larger markets, including China, however, require more significant local investment.

Hiya Direct-to-Consumer Business Model. We believe that our Hiya direct-to-consumer business model provides, among others, the following advantages:
•Subscriptions provide a steady, predictable income stream, making it easier to manage cash flow and plan for growth;
•The ongoing nature of subscriptions fosters stronger relationships with customers making it easier for them to receive products regularly, which leads to higher retention rates and loyalty;
•Focus on retaining existing subscribers which lowers expenses on acquiring new customers;
•Subscription model provides rich data on customer preferences and behaviors, which enables personalized offerings, efficient marketing and data-driven innovation insights; and
•Accounts receivable are minimal because payment is required at the time of online purchase
Experienced Management Team. Our management team includes individuals with expertise in various scientific and managerial disciplines, including global direct selling, nutrition, product research and development, international development, marketing, sales, information technology, manufacturing, accounting and finance, legal, regulatory, and operations. This team is responsible for supporting growth, R&D, international expansion, strengthening our financial condition, and improving our internal controls.
Competition
Our industry is very competitive and the barriers to entry are not significant. We compete with manufacturers, distributors, and retailers of nutritional products in many channels, including global direct selling, direct-to-consumer, specialty retail stores, wholesale stores, e-commerce businesses such as Amazon, and the internet generally. We also compete with other public and privately owned global network marketers for distributor talent, including for example Amway, Herbalife, and Nu Skin. On both fronts, compared to USANA, some of our competitors are significantly larger, have a longer operating history, higher visibility and name recognition, and greater financial resources. We compete with these entities by emphasizing to our Associates, Preferred Customers, and potential customers the strengths of our business, as described in the "Operating Strengths" section above.
Product Returns
Product returns have not been a material factor in our business, totaling approximately 0.6%, 0.6%, and 0.7% of net sales in 2024, 2023, and 2022, respectively. Customer satisfaction has always been and will continue to be a hallmark of our business. We believe that we have always offered a generous product return policy. Our standard return policy allows customers to receive a 100% refund on the purchase price on all product orders that are unused and returned within the first 30 days following purchase. Additionally, we offer a 100% refund of the sales price on all product orders by Associates that are unused and resalable up to one year from the date of purchase. To avoid manipulation of our Compensation Plan, return of product when the purchase amount exceeds $100 and the product was not damaged at the time of receipt by the Associate may result in cancellation of an Associate’s distributorship. This standard policy differs slightly in a few of our international markets due to applicable regulations in those markets. It also differs from our Hiya direct-to-consumer segment for which returns are allowed only in specific situations. To be considered, a return must be unopened in its original packaging postmarked within 10 days of the original delivery date.
Major Customers
We sell product to independent Associates, Preferred Customers, and retail customers. No single Associate, Preferred Customer, or retail customer accounted for 10% or more of net sales in any of the last three fiscal years. Notwithstanding the foregoing, the nature of our business model results in a significant amount of sales to several different Associate leaders and their sales organizations. Although no single Associate accounted for 10% or more of our annual net sales, the loss of a key Associate leader or that Associate’s sales organization could adversely affect our net sales and our overall operating results. See “Item 1A. Risk Factors.”
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
Our largest selling product group includes products that are regulated as dietary supplements under the FDCA. Dietary supplements are also regulated in the United States under the Dietary Supplement Health and Education Act of 1994, as amended (“DSHEA”), which we believe is generally favorable to the dietary supplement industry. Some of our powdered drink, food bar, and other nutrition products are regulated as foods under the Nutrition Labeling and Education Act of 1990, as amended (“NLEA”). The NLEA establishes requirements for ingredient and nutritional labeling including product labeling claims. The manufacture of nutritional or dietary supplements and related products in the United States requires compliance with dietary supplement GMPs, which are based on the food-model GMPs and pharmaceutical GMPs, with additional requirements that are specific to dietary supplements. We are audited annually by the FDA, specifically for dietary supplements, and have been found in compliance with GMPs for dietary supplements. The Dietary Supplement & Nonprescription Drug Consumer Protection Act requires manufacturers of dietary supplements and over-the-counter (“OTC”) products to notify the FDA when they receive reports of serious adverse events occurring within the United States. We have an internal adverse event reporting system that has been in place for several years, and we believe that we comply with this law.
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
The FTC may enforce compliance with the law in a variety of ways both administratively and judicially, using compulsory process, cease and desist orders, and injunctions. FTC enforcement can result in orders requiring, among other things, limits on advertising, corrective advertising, consumer redress, divestiture of assets, rescission of contracts, and such other relief as the agency deems necessary to protect the public. During 2020, for example, the FTC sent warning letters to several nutrition companies and direct selling companies in connection with advertising claims that the companies and/or their distributor sales people were making about the respective company's product's ability to prevent or treat COVID-19. In 2023, the FTC sent letters to nearly 700 companies, including USANA, warning them that the FTC, pursuant to its Penalty Offense Authority, could seek penalties for a company's failure to adequately substantiate product claims. The letter did not accuse any recipient company, including USANA, of engaging in unlawful conduct. But if the FTC later alleges that we have not adequately substantiated our product claims, we could be at risk of penalties and other potential liability. Failure to adhere to FTC warning letters or other orders can result in substantial financial or other penalties. Although, to our knowledge, we have not been the subject of any action by the FTC, no assurance can be given that the FTC will not question our advertising or other operations in the United States in the future. Any action in the future by the FTC could materially and adversely affect our ability to market our products successfully in the United States.
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
In Australia, the TGA regulates product registration, labeling, and manufacturing. In Japan, the Ministry of Health, Labor, and Welfare regulates these activities. Upon entering a new market, prior to commencing operations or marketing products, we may be required to obtain approvals, licenses, or certifications from that country’s Food Administration, Ministry of Health, or comparable agency. Approvals or licensing may be conditioned on reformulation of USANA products for the particular market or approval or licensing otherwise may be unavailable with respect to certain products or product ingredients in a given market.
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
In the United States, the FTC has jurisdiction to regulate direct selling companies under the FTC Act. The FTC’s interpretation of the applicable direct selling laws and regulations has evolved over the last several years as represented in various consent orders between the FTC and certain direct selling companies, guidance issued by the FTC to the direct selling industry, and informal communications from the FTC to the industry. The FTC, through these consent orders, guidance, and communications, has addressed a variety of consumer protection issues, including misleading earnings representations by a company or its independent distributors, as well as the fairness and legal compliance of a company’s business model and distributor compensation plan.
For example, in 2020, the FTC sent warning letters to several direct selling companies in connection with income claims allegedly made by the companies and/or their distributor sales forces in the context of the respective company's business opportunity during the COVID-19 pandemic. The consent orders, guidance and communication from the FTC have also created a degree of ambiguity and uncertainty regarding how the FTC and other regulators will interpret the laws, regulations, and judicial precedent applicable to direct selling in the United States.
In 2021, the FTC sent letters to over 1,100 companies, including USANA, warning them that the FTC could, pursuant to its Penalty Offense Authority, seek penalties for conduct determined to be unfair, deceptive, or otherwise unlawful in certain prior FTC actions. The letter did not accuse any recipient company, including USANA, of engaging in unlawful conduct. But if the FTC later alleges that we have engaged in acts or practices found to be unfair, deceptive, or unlawful in the actions referenced in the letters, we could be at risk of penalties and other potential liability.
In 2025, the FTC issued a Notice of Proposed Rulemaking ("NPR") and an Advanced Notice of Proposed Rulemaking ("ANPR") regarding potential rules for earnings claims for direct selling companies. The NPR would, among other things, prohibit direct selling companies from making deceptive earnings claims, and require them to maintain written substantiation to support any earnings claims and make that substantiation available to consumers upon request. Additionally, the FTC is considering, under the ANPR, additional restrictions on earnings claims and recruiting by direct selling companies that, if adopted, could harm our business. For more information about these risks and the other risks with the regulation of our overall business, direct selling business model, and compensation plan in this Annual Report, please see “Item 1A. “Risk Factors.”
As noted above, the Chinese government has adopted direct selling laws and regulations that contain a number of financial and operational restrictions on direct selling companies, as well as prohibitions on pyramid selling and multi-level compensation. These regulations are subject to discretionary interpretation and enforcement by various municipal, provincial, and state officials in China. Departments within the Chinese government that regulate direct selling include the Ministry of Commerce (“MOFCOM”), the Ministry of Public Security (“MPS”), and their regional and local counterparts. BabyCare’s business model has been developed specifically for China based on, among other things: (i) BabyCare’s communications with the Chinese government, (ii) BabyCare’s interpretation of the direct selling laws and regulations, as well as its understanding of how the government interprets and enforces the regulations, and (iii) BabyCare’s understanding of how other multinational direct selling companies operate in China.
Notwithstanding the foregoing, the direct selling industry in China, as well as the regulatory environment for the industry, continues to evolve and receive significant attention and scrutiny from the Chinese government and the Chinese media. In 2019, following unfavorable media coverage of certain health product companies and direct selling companies, several departments of the Chinese government, including SAMR, MPS, and MOFCOM, initiated a review of health product and direct selling companies. This review required direct selling companies in China such as BabyCare to conduct a self-assessment of the regulatory compliance of their business (including product regulatory compliance and direct selling regulatory compliance) and to provide information to the Chinese government regarding that assessment. The review also entailed a review of direct sellers' regulatory compliance by various departments of the Chinese government. During this review, the Chinese government, among other things, instructed direct selling companies not to hold large distributor meetings, and suspended its application review process for direct selling licenses and authorizations. The Chinese government has yet to re-open the application review process for direct selling licenses and authorizations or indicate if or when it plans to do so. The Chinese government's scrutiny of the direct selling industry has been higher following the 2019 review.
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
We detail more of the various risks associated with the regulation of our overall business, direct selling business model, and Compensation Plan in this Annual Report in “Item 1A. “Risk Factors.”
Transfer Pricing Regulation. In the United States and many other countries, we are subject to transfer pricing and other tax regulations designed to ensure that appropriate levels of income are reported by our United States or international entities and taxed accordingly. We have adopted transfer prices, which are supported by formal transfer pricing studies, for the sale of products to our subsidiaries in accordance with applicable transfer pricing laws. In addition, we have entered into agreements with our subsidiaries for services and other contractual obligations, such as the payment of Associate incentives that are also supported by the same formal transfer pricing studies. We have experienced instances in the past where international taxing authorities have successfully challenged our transfer pricing calculations and agreements and assessed us additional tax. Going forward, if the U.S. Internal Revenue Service (“IRS”) or the taxing authorities of any other jurisdiction successfully challenge these agreements or require changes in our standard transfer pricing practices for products, we could become subject to higher taxes and our earnings could be adversely affected. The tax treaties between the United States and most countries provide competent authority for relief to avoid any double taxation. We believe that we operate in compliance with all applicable transfer pricing regulations. There can be no assurance, however, that we will continue to be found to be operating in compliance with transfer pricing regulations or that those laws will not be modified, which may require that we change our operating procedures.
In addition, the organization for Economic Co-operation and Development, or OECD, has released guidance covering various international tax standards as part of its “base erosion and profit shifting,” or BEPS, initiative. On December 20, 2021, the OECD published model rules around two groups of proposals for global tax reform labeled “Pillar One” and "Pillar Two”. Pillar One provides a framework for taxing rights more closely aligned with the location of consumer engagement. Pillar Two establishes a global minimum tax rate of 15% and would apply on income that is taxed less than 15% in any taxing jurisdiction. In December 2022, the EU member states agreed to implement the OECD framework in their domestic tax laws with a target effective date for the 15% global minimum tax rate in 2024. The OECD has issued additional guidance in 2023, 2024 and more guidance is expected in 2025. We continue to evaluate the potential impact of the OECD model rules and guidance on the Company. There can be no assurance that future legislative, regulatory, or judicial developments will not result in an increase in the amount of taxes payable by the Company.
Intellectual Property
Trademarks. We have developed and use registered trademarks in our business, particularly relating to our product names. We own 30 trademarks that are registered with the U.S. Patent and Trademark Office. Additionally, as disclosed elsewhere in this report, we completed the Hiya Acquisition on December 23, 2024, and Hiya owns five trademarks registered with the U.S. Patent and Trademark Office. Federal registration of a trademark enables the registered owner of the mark to bar the unauthorized use of the registered mark by a third party in connection with a similar product in similar channels of trade anywhere in the United States, regardless of whether the registered owner has ever used the trademark in the area where the unauthorized use occurs. We have filed applications and own trademark registrations, and we intend to register additional trademarks in countries outside the United States where USANA products are or may be sold in the future. Protection of registered trademarks in some jurisdictions may not be as extensive as the protection in the United States.
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

Seasonality
We experience variations in the activity of our direct selling customers in many of our markets in the first and fourth quarters around major cultural events such as Lunar New Year and Christmas.
Backlog
Our products are typically shipped within 72 hours after receipt of an order. As of March 7, 2025, we had no significant backlog of orders.
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
Corporate Sustainability
The Sustainability Committee of the Board of Directors oversees and advises on all matters related to corporate sustainability. The Sustainability Committee is composed of directors Peggie Pelosi, Chair; John Fleming; Frederic Winssinger; Tim Wood; and J. Scott Nixon. The corporate sustainability effort focuses on issues that address enterprise risk and the overall strength and resilience of our business by addressing potential impacts on customer acquisition and retention, employee engagement, continuity of operations, and support of the communities and environment in which we operate. In the United States and abroad there are an increasing number of sustainability-related rules and regulations that have been adopted or proposed. Such regulations may subject us to new disclosure requirements, which could result in risks to our reputation or consumer demand for our products if we do not meet increasingly demanding stakeholder expectations and standards. We will continue to incorporate and advance sustainability-related best practices across all of our markets as part of our commitment to improving the health and wellness of individuals, families and communities around the world.
Our sustainability strategy centers on three main pillars - products, people, and planet - that encompass where we are focusing our sustainability efforts now and in the future. To achieve our objectives, we plan to continue fortifying each pillar, to deliver meaningful progress while evolving our efforts to ensure our business becomes more sustainable day by day.

Strategic Pillars	Tier One Topics	Tier Two Topics
Products	•Product quality and safety •Responsible sourcing •Health and nutrition	•Affordable and accessible products
People	•Talent management and development •Employee health, safety, and well-being •Inclusion and belonging	•Human rights
Planet	•Sustainable packaging •Waste management •Greenhouse gas management	•Biodiversity and environmental conservation •Energy management •Water management
We encourage you to review our most recent Sustainability Report available on our investor relations website https://ir.usana.com/ for more detailed information regarding our human capital programs and initiatives. Nothing on our website, including our Sustainability Report or sections thereof, is deemed incorporated by reference into this Report.
Human Capital
We believe that "creating the healthiest family on earth" starts with our employees. Key to our ambition is giving our employees the skills and development they need to build a meaningful career and tools to support their total health and wellness and enhancing our diverse and inclusive workplace culture to help employees thrive. We also believe that the manner in which we address issues related to workforce demographics, inclusion and belonging, community involvement, talent management, compensation and benefits, and employee health and safety directly correlates to our success as a business.
As of December 28, 2024, we had approximately 1,700 employees working in 22 countries worldwide, as measured by full-time equivalency. The majority of our employee population resides in the United States (45%) and China (29%). Approximately 57% of our world-wide employee population is female. We are actively working through initiatives such as our Women in Leadership Program, along with formal and informal mentorship programs, to continue promoting and hiring talented and capable women into management roles. We have also increased the number of women in leadership roles over the past several years with 51% of total leadership positions currently being held by females. This is important to enhance our understanding of the needs and expectations of USANA's largest group of customers and associates, females.
Our employees are not currently represented by a collective bargaining agreement, and we have not experienced work stoppages as a result of labor disputes. We believe that we have a good relationship with our employees.
We are committed to fostering a diverse, inclusive and equitable workplace. Our inclusion and belonging program is designed to promote representation and engagement at all levels of the organization. Through our mentorship program and Women in Leadership initiative, we are working to increase representation of underrepresented groups in leadership positions. Our inclusion and belonging council focuses on education and awareness, access to developmental programs, and community engagement.

One of the key elements of our inclusion and belonging program is our commitment to volunteerism and charitable action. In 2024, we spent more than 2,600 hours volunteering, working with local organizations to help promote inclusion and belonging in the communities where we operate. Additionally, we continued our support of programs that foster career development and help to ensure that all employees have the opportunity to reach their full potential.

In addition to these internal initiatives, we also partner with other organizations to help achieve our inclusion and belonging goals. By working together with other companies, community groups, and non-profits, we are able to amplify our impact and create a more inclusive and equitable society for all.

Our inclusion and belonging program is a key component of our company culture and enables us to create a more vibrant and innovative workplace that benefits all of our employees, customers, and stakeholders. We will continue to invest in this program, and strive to make our company an inclusive, equitable and welcoming place for all.

We understand the value of developing employees at every level. Our leaders actively participate in leadership development programs that include mentorship and coaching, online learning, and regular company and industry specific training programs. Additionally, our global employee population is engaged in online learning platforms and, more than 445 participants have completed our mentorship and coaching program. All employees are encouraged to attend training specific to their role, as well as, utilize our tuition reimbursement program, which has provided additional monetary support to employees at all levels as they pursue bachelor and advanced college degrees.
The health and safety of employees is also a key element in providing return to all stakeholders. In addition to following mandatory government requirements for health and safety, we have established a wellness program that includes free nutritional products to employees.
Employees in our corporate headquarters have access to an on-site gym, exercise classes, free access to massages, and chiropractic care. A health clinic located on the campus of our corporate headquarters provides medical and mental health care, and is actively engaged in the health of about 54% of our eligible employees.
We recognize that a strong commitment to community is essential to all stakeholders. We utilize the USANA Foundation, which operates independently of the Company, to provide philanthropic nutrition to underserved children and families worldwide. In 2024, the USANA Foundation:
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
Information About Our Executive Officers and Directors
Executive Officers
The following table sets forth certain information regarding our Executive Officers as of the date of this Annual Report.

Name	Age	Position
Jim H. Brown	56	Chief Executive Officer and President
G. Douglas Hekking	55	Chief Financial Officer
Paul A. Jones	62	Chief People Officer
P. Joshua Foukas	49	Chief Legal Officer, General Counsel and Corporate Secretary
Kathryn Armstrong	44	Chief Scientific Officer
Walter Noot	59	Chief Operating Officer
David Mulham	64	Chief Sales Officer
Brent Neidig	41	Chief Commercial Officer
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
Kathryn Armstrong, Ph.D. has served as USANA's executive vice president of research and development since July of 2024, and became our Chief Scientific Officer in January 2025. Dr. Armstrong holds a B.S. in Chemistry from Loyola University Chicago and a Ph.D. in Biochemistry from the University of Notre Dame.
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
Board of Directors
The following table sets forth certain information regarding our Directors as of the date of this Annual Report.

Name	Age	Position
Kevin Guest	62	Executive Chairman of the Board
Gilbert A. Fuller	84	Director
Xia Ding	54	Director
Peggie J. Pelosi	69	Director
Frederic J. Winssinger	56	Director
Timothy Wood	76	Director
John T. Fleming	81	Director
J. Scott Nixon	65	Director
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

Below is a summary of the principal factors that make an investment in the common stock of the Company risky or speculative. This summary does not address all of the risks we face. Unless otherwise indicated or otherwise required by the context, the terms “we,” “our,” “it,” “its,” “Company,” and “USANA” refer to USANA Health Sciences, Inc. and its wholly owned subsidiaries.

Risks Associated with Direct Selling
•Direct selling is subject to intense government scrutiny, and regulation and changes in the law, or the interpretation and enforcement of the law, might adversely affect our business.
•The violation of marketing or advertising laws by Associates in connection with the sale of our products or the improper promotion of our Compensation Plan could adversely affect our business.
•We may have or could incur obligations relating to the activities of our Associates.
•Our Associate Compensation Plan, or changes we make to it, may be viewed negatively by some Associates, could fail to achieve our desired objectives, and could have a negative impact on our business.
•Changes we are required to make to our Associate Compensation Plan in certain markets, including limits on the amount of Associate compensation we can pay, may hurt our ability to attract and retain Associates, result in regulatory risk and affect our operating results.

Risks Related to Our China Business
•Our Greater China region accounts for a significant part of our business and expected growth. A decline in sales or customers in this region would harm our business, financial condition and results of operations.
•Our operations in China are subject to significant government regulation, as well as a variety of legal, political, and economic risks. If the Chinese government modifies its direct selling laws and regulations, or interprets and enforces these laws and regulations in a manner that is adverse to our business in China, our consolidated business and results of operations may be materially harmed.
•Although BabyCare Holdings, Ltd. (“BabyCare”) utilizes a business model that has been developed specifically for China’s laws and regulations, the Chinese government has not approved BabyCare’s model, compensation plan, and operations.
•BabyCare’s operations in China, and direct selling companies in general, are subject to significant government oversight, scrutiny and monitoring.
•BabyCare must apply for and receive government approval to expand its business in China and the failure to obtain such approvals could negatively impact its ability to expand and grow its business.

Risk Associated with Our International Operations
•Risks associated with operating in international markets could restrict our ability to expand globally and harm our business and prospects.
•Trade policies, disputes, tariffs or other international disputes could harm our business and operating results.
•Because some of our customers and suppliers are based in China, our business, financial condition, and results of operations could be adversely affected by the political and economic tensions between the United States and China.
•We are subject to various governmental export control and trade sanctions laws and regulations that could impair our ability to compete in international markets or subject us to liability if we violate these controls.
•Fluctuation in the value of currency exchange rates with the U.S. dollar affects our operations and our net sales and earnings.
•Inflationary pressures and persistently high prices and uncertain availability of commodities, raw materials or other inputs used by us and our suppliers, or instability in logistics and related costs, could negatively impact our profitability.

Risks Related to Our Products, Manufacturing and Operations
•Our products and manufacturing activities are subject to extensive government regulation, which could limit or prevent the sale of our products in some markets.
•Our in-house manufacturing activity is subject to certain risks.
•Our reliance on third parties to manufacture and supply certain of our products may harm our business, financial condition and operating results.
•The inability to obtain adequate supplies of raw materials for products at favorable prices, or at all, could have a material adverse effect on our business, financial condition, or operating results.
•Delays and disruptions to transporting and distributing our products may adversely affect our results.
•We may incur liability with respect to our products.
•Nutritional supplement products may be supported by only limited availability of conclusive clinical studies.

Legal, Regulatory, Compliance and Tax Risks
•Legal action by former Associates or third parties against us could harm our business.
•We may incur liability under our “Athlete Guarantee” program.
•Failure to comply with anti-corruption laws could adversely affect our business.
•We could be subject to adverse changes in tax laws, regulations and interpretations or challenges to our tax positions.
•If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud.
•Environmental, Social, and Governance ("ESG") issues may have an adverse effect on our reputation, business, financial condition or results of operations.

Risk Associated with Information Technology, Data Security and Data Privacy
•A failure or interruption of our information technology systems would harm our business.
•We rely on information technology to support our operations and reporting environments. A data breach involving that technology or the data stored in it, could disrupt our ability to operate our businesses effectively, adversely affect our reported financial results and our reputation, and expose us to significant potential liability, government investigations, fines or litigation.
•We are subject to data privacy and security laws and regulations, and our actual or perceived failure to comply with them could adversely affect our business and operating results.

Human Capital Risks Associated with our Business
•If we are unable to attract and retain active Associates and Preferred Customers, our business may be harmed.
•The loss of key management personnel could adversely affect our business.

Risks Associated with Business Development Activities and Acquisitions
•Growth through acquisitions is part of our strategy, and we may not successfully integrate, operate or realize the anticipated benefits of our acquisitions.
•The Hiya Acquisition may not be accretive, and may be dilutive, to our earnings per share, which may negatively affect the market price of our common stock.
•Although we expect that the Hiya acquisition will result in synergies and other benefits to us, we may not realize those benefits because of challenges inherently associated with integration, performance and the achievement of synergies.
•The Hiya Acquisition and integration may result in additional costs and expenses.
•The Hiya Acquisition may be viewed negatively by our Associates.

General Economic, Publicity, Competitive, and Intellectual Property Risks Associated with our Business
•Difficult economic conditions may adversely affect our business.
•Our business is subject to the effects of adverse publicity and negative public perception.
•Our business is subject to the risks associated with intense competition from larger, wealthier, and more established competitors.
•Our business is subject to particular intellectual property risks.

Risks Related to Public Health Crises
•Pandemics, epidemics, disease outbreaks and other public health crises, such as the COVID-19 pandemic, have disrupted our business and operations, and future public health crises could materially adversely impact our business, financial condition, liquidity and results of operations.

Risks Related to Our Common Stock
•The beneficial ownership of a significant percentage of our common stock gives our founder and parties related to or affiliated with him effective control, and limits the influence of other shareholders on important policy and management issues.
•Sales by our shareholders of a substantial number of shares of our common stock in the public market could adversely affect the market price of our common stock.
•The market price of our common stock may be influenced by many factors, some of which are beyond our control.

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
In the United States, the FTC is one of many regulators who regulate direct selling. The FTC has actively warned various direct selling companies and the industry as a whole about certain business practices associated with direct selling and entered into settlements with several direct selling companies that required those companies to modify their compensation plans and business models. Those settlements resulted from enforcement actions brought by the FTC involving a variety of alleged violations of consumer protection laws, including misleading product claims, misleading earnings representations and legal compliance of those companies’ business models and distributor compensation plans. For example, in 2016, the FTC entered into a settlement with another direct selling company following an enforcement action in which the FTC alleged that the company’s distributors were making misleading earnings representations and that the company was utilizing an illegal business model. Also in 2016, the FTC entered into a settlement with another direct selling company following an enforcement action in which the FTC alleged that the company’s distributors had made misleading income representations and that the company was utilizing an unfair and deceptive compensation plan.
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
In 2020, the FTC sent warning letters to several direct selling companies regarding product and/or income claims that the companies and/or their distributors were making related to the COVID-19 pandemic. In 2021, the FTC sent letters to over 1,100 companies, including USANA, warning them that the FTC, pursuant to its Penalty Offense Authority, could seek penalties for conduct determined to be unfair, deceptive, or otherwise unlawful in certain prior FTC actions. In 2023, the FTC sent letters to nearly 700 companies, including USANA, warning them that the FTC, pursuant to its Penalty Offense Authority, could seek penalties for a company's failure to adequately substantiate its product claims. The 2021 and 2023 letters did not accuse any recipient company, including USANA, of engaging in unlawful conduct. But if the FTC later alleges that we have engaged in the actions referenced in the 2021 or 2023 letters, we could be at risk of penalties and other potential liability.
In 2025, the FTC issued a Notice of Proposed Rulemaking ("NPR") and an Advanced Notice of Proposed Rulemaking ("ANPR") regarding potential rules for earnings claims for direct selling companies. The NPR would, among other things, prohibit direct selling companies from making misleading earnings claims, and require them to maintain written substantiation to support any earnings claims and make that substantiation available upon request. Under the ANPR, the FTC is considering additional restrictions on earnings claims and recruiting by direct selling companies that, if adopted, could have a material adverse effects on our business. Additionally, the FTC’s increased scrutiny of earnings claims, as reflected in the NPR and ANPR, could lead to new industry standards, other new rules, or more FTC actions regarding misleading claims, all of which could limit our ability to advertise and negatively impact our business.
We regularly analyze our business model in response to settlements between the FTC and other direct selling companies, as well as guidance and other communications issued by the FTC, and from time to time we refine aspects of our business model where appropriate. While we maintain a robust Associate compliance program and strive to educate our Associates on compliant claims, if a regulator determines we are making misleading claims, this could lead to an FTC investigation, which could harm our business operations. Additionally, while we strive to ensure that our compensation plan is compliant with applicable laws and regulatory guidance in each of our markets, we cannot assure you that a regulator, if it were to review our business, would agree with our assessment and would not require us to change one or more aspects of our operations. Any action against us in the future by the FTC or another regulator could materially and adversely affect our operations.
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
All Associates contractually agree to adhere to our policies. Although these policies prohibit Associates from making false, misleading and other improper claims regarding products or income potential from the sale of the products, from time to time Associates, without our knowledge and in violation of our policies, create promotional materials or otherwise provide information that does not accurately describe USANA, our products or the Compensation Plan. They also may make statements regarding potential earnings, product claims, or other matters in violation of our policies or applicable laws and regulations concerning these matters. These violations may result in legal action against us in our various markets by regulatory agencies, state attorneys general, or private parties. Legal actions against us or our Associates or others who are associated with us could lead to increased regulatory scrutiny of our business, including our business model. While we take what we believe to be commercially reasonable steps to regularly train our Associates, and monitor their activities to promote compliance with our policies and guard against illegal or unethical conduct by Associates, there can be no assurance that our efforts will be sufficient to accomplish this objective. In the past, we have experienced adverse publicity both within and outside of our sales force for enforcing our Associate policies and procedures. This type of adverse publicity has made, and will continue to make, it difficult for us to attract and retain Associates and Preferred Customers and may have an adverse effect on our business, financial condition, and results of operations.
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
In March 2024, a new Department of Labor (DOL) rule regarding the classification of workers as employees vs. independent contractors under the Fair Labor Standards Act went into effect but became subject to litigation. If the 2024 DOL final rule or other federal, state or local laws and regulations or the interpretation of such laws and regulations require us to treat our Associates as employees, or if our Associates are deemed by local regulatory authorities in one or more of the jurisdictions in which we operate to be our employees rather than independent contractors, under existing laws and interpretations, we may be deemed to be responsible for a variety of obligations that are imposed upon employers relating to their employees, including social security and related taxes in those jurisdictions, wages, employee benefits, plus any related assessments and penalties, which could harm our financial condition and operating results.
Our Associate Compensation Plan, or changes we make to it, may be viewed negatively by some Associates, could fail to achieve our desired objectives, and could have a negative impact on our business.
From time to time, we modify our Compensation Plan to (i) keep it competitive and attractive, (ii) cause or address a change in Associate behavior, (iii) conform to legal and regulatory requirements, or (iv) address other business needs. It is difficult to predict how any changes to the plan will be viewed by Associates and whether such changes will achieve their desired results. For example, in 2023 we launched our Affiliate program in three markets and this program creates a new and different element of our Compensation Plan. In 2025, we are also making certain modifications to our Compensation Plan to enhance the earning opportunity for Associates and prioritize sales and customer growth. There can be no assurance that changes to our Associate Compensation Plan will allow us to successfully attract new Associates or retain existing Associates, nor can we assure that any changes we make to our Compensation Plan will achieve our desired results. We may also face legal challenges and disputes from our Associates in one or more markets regarding changes to the Compensation Plan. Additionally, the payment of Associate incentives under our Compensation Plan is our most significant expense. Modifying our Compensation Plan directly affects the incentives we pay as a percentage of net sales. There can be no assurance that changes to the Compensation Plan will be successful in achieving target levels of Associate incentives as a percentage of net sales. Furthermore, such changes may make it difficult to attract and retain qualified and motivated Associates.
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

If we fail to comply with the legal requirements for our Compensation Plan in our various markets, including the limits on compensation we are legally permitted to pay, we may incur fines or other sanctions, including the loss of applicable licenses to conduct our business. These required changes to our Compensation Plan, including compensation limits, may also be viewed as limiting the incentive for people to join our Associate sales force and may reduce the competitive advantage of our Associate Compensation Plan.
Risks Related to Our China Business
Our Greater China region accounts for a significant part of our business and expected growth. A decline in sales or customers in this region would harm our business, financial condition and results of operations.
Our Greater China region consists of China, Hong Kong, and Taiwan and has been our largest region for sales over the last several years and China has been our largest market. Our international growth strategy has focused largely on growing our China business. For the last several years, officials in Greater China have responded to the COVID-19 pandemic and, more recently, overall economic conditions in China, all of which have created a challenging operating environment for our business in China and negatively impacted our sales and customer results. Prior to that, in 2019, our sales and active Customer counts in both the Greater China region and our China market declined, largely because of a challenging operating environment in China, following the China’s governments inquiry into and review of the health foods industry in China. If we are not successful in growing BabyCare’s sales and customer base in China, our consolidated growth as a company will be negatively affected and our business, financial condition, results of operations and cash flows may be harmed.
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
Trade policies and actions which have been, or in the future may be, implemented by the United States against other countries, including China, relating to the import and export of certain products, and negotiations with respect thereto, may have a negative effect on our business, financial condition, and results of operations in China and other markets. In 2025, there have been increased, consistent, ongoing discussions and activities from the new U.S. presidential administration that raise concern in this regard.
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
We are subject to various governmental export control and trade sanctions laws and regulations that could impair our ability to compete in international markets or subject us to liability if we violate these controls.

In some cases, our products are subject to export control laws and regulations, including the Export Administration Regulations administered by the U.S. Department of Commerce, and our activities may be subject to trade and economic sanctions, including those administered by the United States Department of the Treasury’s Office of Foreign Assets Control, or OFAC (collectively, “Trade Controls”). As such, a license may be required to export or re-export our products, or provide related services, to certain countries and end-users, and for certain end-uses. The process for obtaining necessary licenses may be time-consuming or unsuccessful, potentially causing delays in sales or losses of sales opportunities and these licenses may not be issued.

Trade Controls are complex and dynamic regimes and monitoring and ensuring compliance can be challenging. Although we have procedures in place designed to ensure our compliance with Trade Controls, any failure to comply could subject us to both civil and criminal penalties, including substantial fines, possible incarceration of responsible individuals for willful violations, possible loss of our export or import privileges, and reputational harm. Although we have no knowledge that our activities have resulted in violations of Trade Controls, any failure by us or our partners to comply with applicable laws and regulations could have negative consequences for us, including reputational harm, government investigations, and penalties.
Fluctuation in the value of currency exchange rates with the U.S. dollar affects our operations and our net sales and earnings.
For the year ended December 28, 2024, 89.3% of our total net sales were generated in markets outside of the United States. Consequently, exchange rate fluctuations have, and will continue to have, a significant effect on our sales and earnings. If exchange rates fluctuate dramatically, it may become uneconomical for us to establish or to continue activities in certain countries. For instance, changes in currency exchange rates may affect the relative prices at which we and our competitors sell similar products in the same market. As our business expands outside the United States, an increasing share of our net sales and operating costs is transacted in currencies other than the U.S. dollar. Accounting practices require that our non-U.S. financial results be converted to U.S. dollars for reporting purposes. Consequently, our reported net earnings may be significantly affected by fluctuations in currency exchange rates, with earnings generally increasing with a weaker U.S. dollar and decreasing with a strengthening U.S. dollar.
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
Increases in prices, including as a result of inflation and rising interest rates, for commodities, raw materials or other inputs that we and our suppliers use in manufacturing products, systems, components and ingredients or other similar raw materials, or increases in logistics and related costs, have led and may continue to lead to higher costs for our products. In addition, any increase in the cost, or reduced availability, of critical materials for our products could lead to higher production costs and could impede our ability to successfully deliver on business strategy. Further, increasing global demand for, and uncertain supply of, such materials could disrupt us or our suppliers’ ability to obtain such materials in a timely manner and/or could lead to increased costs. Geopolitical risk, fluctuations in supply and demand, fluctuations in interest rates, any weakening of the U.S. dollar and other economic and political factors have created and may continue to create pricing pressure for commodities, raw materials and other inputs. These inflationary pressures could, in turn, negatively impact our profitability because we may not be able to pass all of those costs on to our customers or require our suppliers to absorb such costs. Additionally, any price increases we impose on our products as a result of the inflationary environment may result in decreased demand of our products, which could adversely affect our business, financial condition, or results of operations.
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
We manufacture approximately 69% of the products sold to our customers. Additionally, over the past several years we have increased self-manufacturing of our foods, personal care and skincare products, which has increased the percentage of products we manufacture in-house. Because of our self-manufacturing practices, we are dependent upon the uninterrupted and efficient operation of our manufacturing facilities. Those operations are subject to power failures, the breakdown, failure, or substandard performance of equipment, the improper installation or operation of equipment, natural or other disasters, and the need to comply with the requirements or directives of government agencies, including the FDA and CFDA. There can be no assurance that the occurrence of these or any other operational problems at our facilities would not have a material adverse effect on our business, financial condition, or results of operations.
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
We contract with third-party suppliers and manufacturers for the production of certain of our products, which accounted for approximately 31% of our product sales for the year ended December 28, 2024. These third-party suppliers and manufacturers produce and, in most cases, package the products according to formulations and specifications that have been developed by or in conjunction with our in-house product development team. These products include most of our gelatin-capsulated supplements, Rev3 Energy Drink, Probiotic, our powdered drink mixes, foods, and certain of our personal care products, including our Celavive line for markets outside of China. Hiya also utilizes third-party manufacturers for their products. Products manufactured by third-party suppliers at their locations must also pass through quality control and assurance procedures to ensure they are manufactured in conformance with our specifications. We cannot assure you that our outside contract manufacturers will continue to reliably supply products to us at the levels of quality, or the quantities, we require, and in compliance with our specifications or applicable laws, including under the FDA’s GMP regulations. We have encountered situations in the past where we have had disagreements with contract manufacturers about the overall quality of products they have produced for us, and specifically whether such products conform to our specifications. We have also suspended and terminated relationships with contract manufacturers for quality issues and non-conforming products. While our business continuation plan contemplates events such as these, identifying and obtaining acceptable replacement manufacturing sources, on a timely basis or at all, is challenging. Additionally, transferring our third-party manufacturing business to another contract manufacturer can be expensive, time-consuming, result in delays in our production or shipping, reduce our net sales, damage our relationship with customers and damage our reputation in the marketplace.
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
We currently conduct our business in various foreign countries and expect to expand the number of countries in which we operate in the future. Our international business is subject to various anti-corruption laws, including principally the U.S. Foreign Corrupt Practices Act ("FCPA"). In recent years, there have been an increasing number of investigations and other enforcement activities under these laws, including a voluntary investigation we concluded several years ago concerning our China operations. The FCPA prohibits U.S.-based companies and their intermediaries from making improper payments to government officials for the purpose of obtaining or retaining business. Other anti-corruption laws prohibit both domestic and international bribery as well as bribery across both public and private sectors. We pursue opportunities in certain parts of the world that experience government corruption and in certain circumstances compliance with anti-bribery laws may conflict with local customs and practices. Our policies mandate compliance with all applicable anti-bribery laws. Further, we require our partners, subcontractors, agents and others who work for us or on our behalf to comply with these and other anti-bribery laws.
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
If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud.
As more fully disclosed in Item 9A. “Controls and Procedures,” in 2024 we concluded that our disclosure controls and procedures were not effective as of December 30, 2023, due to material weaknesses in internal control over financial reporting. The material weaknesses resulted from an insufficient complement of trained resources with specialized skills and knowledge in information technology general controls (ITGCs), or an alternative contingency plan, to timely respond to the impacts of turnover in key personnel with responsibility for ITGCs that occurred during 2023. Although these material weaknesses did not result in any errors to the financial statements, and there were no changes to previously released financial results, the applicable control deficiencies were not remediated as of December 30, 2023, and, consequently, there was a reasonable possibility that it could have resulted in a material misstatement in the Company's financial statements that would not have been detected.

The Company’s management, under the oversight of the Audit Committee, has completed a remediation plan for these material weaknesses as described more fully in Item 9A. “Controls and Procedures,” and management has concluded that these material weaknesses have been remediated, that the related controls are effective, and that the Company's disclosure controls and internal control over financial reporting are effective as of December 28, 2024. Going forward, if we fail to maintain effective internal controls, we could be required to take costly and time-consuming corrective measures, to remedy any number of deficiencies, significant deficiencies or material weaknesses, be required to restate the affected historical financial statements, be subjected to investigations and/or sanctions by federal and state securities regulators and be subjected to civil lawsuits by security holders. Any of the foregoing could also cause investors to lose confidence in our reported financial information and in our company and would likely result in a decline in the market price of our stock and in our ability to raise additional financing if needed in the future.
Environmental, Social and Governance ("ESG") issues may have an adverse effect on our reputation, business, financial condition or results of operations.
Companies across all industries are facing increasing scrutiny relating to their ESG policies. If we are unable to meet our sustainability goals or evolving regulator, investor, industry or stakeholder expectations and standards, or if we are perceived to have not responded appropriately to the continuing concern for ESG issues, customers may choose to stop purchasing our products and our reputation, business or financial condition may be adversely affected. In particular, these constituencies are increasingly focusing on environmental issues, including climate change, water use, plastic waste, and other sustainability concerns. These factors could cause us to incur additional costs, to make changes to our operations to make additional commitments, set targets or establish additional goals and take actions to meet them, which could expose us to market, operational and execution costs or risk.
In addition to environmental issues these constituencies are also focused on social and other governance issues, including matters such as, but not limited to, human capital and social issues. We also have established inclusion and belonging goals as part of our ESG initiative.
Concern over climate change, including plastics and packaging materials, in particular, may result in new or increased legal and regulatory requirements, including, for example, two climate disclosure laws adopted by California in 2023. Increased regulatory requirements related to environmental causes, and related ESG disclosure rules, including the new California laws and the SEC's disclosure proposal on climate change, may result in increased compliance costs or increased costs of energy, raw materials or compliance with emissions standards, which may cause disruptions in the manufacture of our products or an increase in operating costs. Any failure to achieve our sustainability goals or a perception (whether or not valid) of our failure to act responsibly with respect to the environmental, human capital, or social issues, or to effectively respond to new, or changes in, legal or regulatory requirements concerning environmental or other ESG matters, or increased operating or manufacturing costs due to increased regulation or environmental causes could adversely affect our business and reputation and increase risk of litigation.
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
In the ordinary course of our global business, we collect and store in our data centers and on our networks, including cloud systems, significant amounts of data, including personally identifiable information (PII), intellectual property, and our proprietary business information. The secure collection, storage and other processing of this information is critical to our operations, regulatory compliance and business strategy. Although we strive to frequently analyze and improve our data security measures, our information technology and infrastructure are subject to persistent attacks of varying degrees and types and we may be vulnerable to attacks by hackers. Such attacks could include viruses, ransomware attacks, computer denial of service attacks, or phishing schemes. In some instances, despite our reasonable efforts, it could take us some time to discover that our networks have been breached.
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
Additionally, as we utilize artificial intelligence ("AI") technologies throughout our business, we will encounter an expanded risk landscape, including data security and data privacy risks, unintended biases, discriminatory outputs, and intellectual property risk, all of which could impact our ability to protect our customer information and data and expose us to additional liability. Various U.S. and international jurisdictions have passed laws regulating the use of AI technologies and we believe we will see an increase in regulation in this area, which may impact our ability to use AI technologies throughout our business.
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
These laws and regulations often require us to take a variety of actions, including: implementing new data privacy and security policies; granting individuals a wide variety of rights with respect to their PII, including access, correction and deletion rights; informing individuals of security breaches that affect their PII; disclosing to individuals how we process their PII and obtaining their written consent to such processing; and localizing individuals' PII within national borders and complying with cross border PII transfer assessments and requirements, among other things. Examples of significant, recent data privacy and security laws affecting our various markets include the European Union General Data Protection Regulation, ("GDPR"), China’s national Data Privacy Law and Personal Information Protection Law, China's Cybersecurity Law, Korea’s Personal Information Protection Act, the California Consumer Privacy Act, ("CCPA"), and the California Privacy Rights Act, and other national and state data privacy laws in our various markets. There also is a wide range of enforcement agencies at both the state and national levels in our markets that can review companies for privacy and data security concerns based on general consumer protection laws. The FTC and state Attorneys General all are aggressive in reviewing privacy and data security protections for consumers.
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
Hiya's ability to increase sales in the future will also depend in large part upon their success in increasing their number of subscribers and their ability to retain subscribers. If Hiya's strategies do not generate growth in subscribers, our operating results could be harmed.
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
Risks Associated with Business Development Activities and Acquisitions

Growth through acquisitions is part of our strategy, and we may not successfully integrate, operate or realize the anticipated benefits of our acquisitions.
Our growth strategy contemplates acquiring additional businesses, such as the Hiya Acquisition that we completed during 2024 and the two businesses we acquired in 2022. We may acquire additional businesses in the future to the extent that we find prospects that meet our acquisition criteria. Our acquisition criteria includes, but is not limited to: vertical integration; product and category expansion; channel expansion; geographic expansion; and other opportunities that strengthen, diversify and grow our world-wide business. Our completed and potential future acquisitions entail a variety of risks and uncertainties, including: (i) potential disruption to our direct selling business; (ii) failure to achieve our strategic objectives, efficiencies, and growth strategies for the acquisition; (iii) potential loss of key employees, customers, or other stakeholders of acquired businesses, particularly given that our strategy contemplates our acquired businesses operating and growing independently of USANA; (iv) general risks associated with owning and overseeing businesses and industries where we have limited or no prior experience; (v) expense and indebtedness, including unanticipated liabilities and litigation; (vi) shareholder dilution; (vii) difficulty in implementing an effective control environment for acquired companies, in a timely and efficient manner; or (viii) the failure to consummate transactions in a timely or efficient manner or at all.
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

The Hiya Acquisition may not be accretive, and may be dilutive, to our earnings per share, which may negatively affect the market price of our common stock.
The Hiya Acquisition is not currently accretive to our earnings per share on a GAAP basis. Our expectations regarding the timeframe in which the Hiya Acquisition may become accretive to our earnings per share, excluding the impact of purchase accounting, may not be realized. In addition, we could fail to realize all of the benefits anticipated in the Hiya Acquisition or experience delays or inefficiencies in realizing such benefits. Such factors could result in the Hiya Acquisition continuing to be dilutive to our earnings per share, which could negatively affect the market price of our common stock.

Although we expect that the Hiya Acquisition will result in synergies and other benefits to us, we may not realize those benefits because of challenges inherently associated with integration, performance and the achievement of synergies.
The Company and Hiya were operated independently until completion of the Hiya Acquisition, and there can be no assurances that our businesses can be combined in a manner that allows for the achievement of substantial benefits. If we are delayed or not able to successfully integrate Hiya’s businesses with ours, pursue our Hiya direct-to-consumer strategy successfully, or realize the strategic value of the Hiya assets, the anticipated benefits and cost savings of the Hiya Acquisition may not be realized fully or may take longer than expected to be realized. Further, it is possible that there could be loss of key employees, loss of customers, disruption of ongoing businesses or unexpected issues, higher than expected costs and an overall post-acquisition process that takes longer than originally anticipated. Specifically, the following issues, among others, must be addressed in the integration of Hiya businesses in order to realize the anticipated benefits of the Hiya Acquisition so the combined company performs as we hope:

•combining certain of the companies’ business functions;
•combining certain aspects of the businesses of the Company and Hiya in a manner that permits us to achieve the synergies anticipated to result from the Hiya Acquisition, the failure of which would result in the anticipated benefits of the Hiya Acquisition not being realized in the time frame currently anticipated or at all;
•maintaining existing agreements with customers, manufacturers, distributors, talent and vendors and avoiding delays in entering into new agreements with prospective customers, distributors, manufacturers, talent and vendors;
•possible inconsistencies in standards, controls, procedures and policies, and compensation structures between Hiya’s structure and our structure;
•determining whether and how to address possible differences in company cultures and management philosophies;
•integrating the companies’ administrative and information technology infrastructure; and
•developing products and technology that allow value to be unlocked in the future.

The Hiya Acquisition was consummated in December 2024 and integration activities have only recently commenced. The pursuit of the Hiya Acquisition, preparation for the integration of Hiya and the integration of Hiya have required the time and attention of USANA and Hiya management and other internal resources and the integration of Hiya may continue to do so. This may disrupt our ongoing business and the business of the combined company.

The Hiya Acquisition and integration may result in additional costs and expenses.

We have incurred and expect to continue to incur significant costs, expenses and fees for professional services and other transaction costs in connection with the Hiya Acquisition and integration. We may also incur accounting and other costs in the integration of the businesses of Hiya that were not anticipated at the time of the acquisition, including costs for which we have established reserves or which may lead to reserves in the future. Such costs could negatively impact the Company’s free cash flow.

The Hiya Acquisition may be viewed negatively by our Associates.

The Hiya Acquisition and our expansion into new businesses may be viewed negatively by some of our Associates as Hiya sells products that are similar to, and potentially competitive with, those of our direct selling business and may be perceived as utilizing disproportionate resources for business that does not relate to direct selling. These perspectives of our Associates could have a material negative impact on the number or productivity of our Associates and result in a reduction in our net sales or active Customer counts.
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
We face intense competition in the business of distributing and marketing nutritional supplements, vitamins and minerals, personal care products, and other nutritional products, as described in greater detail in “Business — Competition.” Numerous manufacturers, distributors, and retailers compete actively for consumers and, in the case of other direct selling companies, for Associates. Additionally, our failure to develop and utilize AI technology throughout our business could negatively impact our competitive position in the market. AI technology is playing a greater role in product development, operational efficiency, shopping experience, customer engagement, and overall marketing. Our business could be harmed if we are unable to adopt and utilize these technologies as quickly or efficiently as our competition. There can be no assurance that we will be able to compete in this intensely competitive environment. In addition, nutrition and personal care products can be purchased in a wide variety of channels of distribution, including retail stores. Entry to market is not particularly capital intensive or otherwise subject to high barriers and as a result, new competitors can enter easily and compete with us for customers and distributors, including our Associates. Our product offerings in each product category are also relatively small, compared to the wide variety of products offered by many of our competitors.
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
Risks Associated with Public Health Crises
Pandemics, epidemics, disease outbreaks and other public health crises, such as the COVID-19 pandemic, have disrupted our business and operations, and future public health crises could materially adversely impact our business, financial condition, liquidity and results of operations.
Public health crises such as pandemics, epidemics or disease outbreaks in the United States or globally, including the COVID-19 pandemic, have disrupted, and may in the future disrupt, our business, which could materially affect our results of operations, financial condition, liquidity and future expectations. Any such events may adversely impact our global supply chain and global manufacturing operations and cause us to again limit or suspend our operations in the United States, China and elsewhere. For example, to address the COVID-19 pandemic, many governments issued various restrictive orders that affected businesses and consumers. During the COVID-19 pandemic, government-imposed restrictions, health and safety mandated best practices, and public hesitance regarding in-person gatherings reduced our ability and the ability of our Associates to hold sales meetings, required our Associates to share and sell our products in a predominantly virtual environment, resulted in cancellations of key Company events and trips, required us to utilize a work-from-home strategy for all non-manufacturing and non-distribution employees, and required us to temporarily close our walk-in and fulfillment locations we maintain in some markets. The COVID-19 pandemic also affected the availability and cost of several of our raw materials, packaging materials and shipping resources to transport our product to our various markets around the world.
Any new pandemic or future public health crises could have a material adverse impact on our business, financial condition, liquidity and results of operations.
Risks Related to Our Common Stock
The beneficial ownership of a significant percentage of our common stock gives our founder and parties related to or affiliated with him effective control, and limits the influence of other shareholders on important policy and management issues.
Gull Global, Ltd., an entity that is solely owned and controlled by our founder, Dr. Myron Wentz, owned approximately 41.9% of our outstanding common stock at December 28, 2024. Dr. Wentz is no longer active in the management of USANA and is an emeritus member of our Board of Directors. By virtue of this stock ownership, Dr. Wentz is able to exert significant influence over the election of the members of our Board of Directors and our business affairs. This concentration of ownership could also have the effect of delaying, deterring, or preventing a change in control that might otherwise be beneficial to shareholders. There can be no assurance that conflicts of interest will not arise with respect to these relationships or that conflicts will be resolved in a manner favorable to our other shareholders.
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
Item 1C. Cybersecurity

Overview.
We have implemented and maintain a cybersecurity risk management program, which consists of, among other things, comprehensive processes to identify, assess, manage, and mitigate material cybersecurity threats as part of our broader enterprise risk management program. We utilize an internal team of cybersecurity professionals and data privacy professionals to oversee this program. Where appropriate, we obtain input from external experts on our program, including with respect to prevailing cybersecurity practices and the latest cyber threat trends.

Cybersecurity Team.
Our internal team of cybersecurity and data privacy professionals oversee, among other things, our cybersecurity risk management and mitigation, incident prevention, detection, and remediation. The leadership of these teams is comprised of various professionals with cybersecurity expertise, including our Executive Vice President of Information Security and Disaster Recovery, who reports to our Chief Operating Officer. Our Executive Vice President of Information Security and Disaster Recovery has a bachelor’s degree in computer information systems, multiple university certifications in advanced cybersecurity, and over 30 years’ experience in cybersecurity and technology roles at various companies. Our executive leadership team, with input from the above teams, is responsible for our overall enterprise risk management system and associated processes, and regularly considers cybersecurity risks in the context of other material risks to the Company.

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
Our common stock trades on the NYSE under the symbol “USNA.” As of March 7, 2025, we had approximately 230 holders of record of our common stock. We have never declared or paid cash dividends on our common stock. Future cash dividends, if any, will be determined by our Board of Directors and will be based on earnings, available capital, our financial condition, and other factors that the Board of Directors deems to be relevant.
Information regarding securities authorized for issuance under equity compensation plans is included in Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”
Share Repurchases
Our share repurchase plan has been ongoing since the fourth quarter of 2000, with our Board of Directors periodically approving additional dollar amounts for share repurchases under the plan. There were no share repurchases made during the quarter ended December 28, 2024. As of December 28, 2024, the remaining authorized repurchase amount under the stock repurchase plan was $61.7 million inclusive of accrued excise tax. There is no expiration date on the remaining approved repurchase amount and no requirement for future share repurchases.
Stock Performance Graph
The following graph and table compare the performance of our common stock to the Russell 2000 Index ("Index") and to a market-weighted index of six companies selected in good faith from our industry (the “Peer Group”) over the last five years. The data shown assumes an investment on December 31, 2019, of $100 in our common stock and each of the other equities and reinvestment of all dividends into additional shares of the same class of equity, if applicable to the stock or index.
Each of the companies included in the Peer Group markets or manufactures products similar to our products or markets its products through a similar marketing channel. The Peer Group includes the following companies: Nu Skin Enterprises, Inc., Herbalife Nutrition Ltd., LifeVantage Corporation, Medifast, Inc., Nature's Sunshine Products, Inc., and Mannatech, Inc.

Cumulative Shareholder Return
Dec. 2019 - Dec. 2024
300
200
100
0
December 2019
December 2020
December 2021
December 2022
December 2023
December 2024
USNA
Russell 2000
Peer Group

	USNA	Russell 2000	Peer Group
Dec 2019	$100	$100	$100
Dec 2020	$98	$118	$128
Dec 2021	$129	$135	$134
Dec 2022	$68	$106	$91
Dec 2023	$69	$121	$65
Dec 2024	$45	$135	$109
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
Overview
We develop and manufacture high quality, science-based nutritional and personal care and skincare products that are distributed internationally primarily through direct selling. We use this distribution method because we believe it is more conducive to meeting our vision as a company, which is to improve the overall health and nutrition of individuals and families around the world. Our customer base is primarily comprised of two types of customers: “Associates” and “Preferred Customers,” referred to together as “active Customers.” Our Associates also sell our products to retail customers. Associates share in our company vision by acting as independent distributors of our products in addition to purchasing our products for their personal use. In 2023, we launched our Affiliate program in the United States, Canada, and Mexico and are evaluating introducing the program in other markets. This program offers another sales and compensation opportunity to individuals who are interested in selling USANA products. Affiliates are discussed and reported in this report with Associates. Preferred Customers purchase our products strictly for personal use and are not permitted to resell or to distribute the products. We only count as active Customers those Associates and Preferred Customers who have purchased from us at any time during the most recent three-month period. As of December 28, 2024, we had approximately 454,000 direct selling active Customers worldwide. In addition, on December 23, 2024, we acquired a 78.85% controlling ownership interest in Hiya, a leading provider of high-quality children's health and wellness products through which we operate our direct-to-consumer business.
Customers
Because we primarily sell our products to a customer base of independent Associates and Preferred Customers, we increase our sales by increasing the number of our active Customers, the amount they spend on average, or both. Our primary focus continues to be increasing the number of active Customers. We believe this focus is consistent with our vision of improving the overall health and nutrition of individuals and families around the world. Sales to Associates account for approximately 52% of direct selling segment product sales during 2024, with the remainder being to Preferred Customers. Increases or decreases in product sales are typically the result of variations in the volume of product sold relating to fluctuations in the number of active Customers purchasing our products. The number of active Associates and Preferred Customers is therefore used by management as a key non-financial indicator to evaluate our operational performance.
The table below summarizes the change in our direct selling active Customer base by geographic region, rounded to the nearest thousand, as of the dates indicated.

	Total Active Customers by Region				Change from Prior Year	Percent Change
	As of December 28, 2024		As of December 30, 2023
Asia Pacific:
Greater China	246,000	54.2%	255,000	52.8%	(9,000)	(3.5%)
Southeast Asia Pacific	77,000	16.9%	80,000	16.6%	(3,000)	(3.8%)
North Asia	38,000	8.4%	48,000	9.9%	(10,000)	(20.8%)
Asia Pacific Total	361,000	79.5%	383,000	79.3%	(22,000)	(5.7%)
Americas and Europe	93,000	20.5%	100,000	20.7%	(7,000)	(7.0%)
	454,000	100.0%	483,000	100.0%	(29,000)	(6.0%)
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
Results of Operations
Summary of 2024 Financial Results
Our discussion and analysis is focused on our 2024 and 2023 financial results, including comparisons of our year-over-year performance between these years. Discussion and analysis of our 2022 fiscal year specifically, as well as the year-over-year comparison of our 2023 financial performance to 2022, are located in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 30, 2023, filed with the SEC on February 27, 2024, which is available on our investor relations website at https://ir.usana.com or the SEC’s website at www.sec.gov. That information is incorporated by reference into this report.
Net sales in 2024 decreased 7.2%, or $66.5 million, to $854.5 million, compared with 2023. The decrease in net sales was primarily the result of a decrease in average spend per Customer and a decrease in active Customers, due to a challenging economic environment in many of our key markets, which had varying degrees of impact on attracting new customers. We experienced a decline in active Customers of 6.0% compared to the prior year. Additionally, unfavorable changes in currency exchange rates decreased net sales for the year by an estimated $13.6 million.
Net earnings attributable to USANA decreased 34.1% to $42.0 million in 2024, when compared with 2023. The decrease in net earnings attributable to USANA was primarily the result of decreased sales, higher relative operating expenses, and a higher effective tax rate.

Fiscal Year 2024 compared to Fiscal Year 2023
Net Sales
The following table summarizes the changes in our net sales by geographic region for the fiscal years ended December 28, 2024, and December 30, 2023:

	Net Sales by Region (in thousands)				Change from prior year	Percent change	Currency impact on sales	Percent change excluding currency impact
	Twelve Months Ended
	December 28, 2024		December 30, 2023
Asia Pacific
Greater China	$457,976	53.6%	$475,099	51.6%	$(17,123)	(3.6)%	$(7,263)	(2.1)%
Southeast Asia Pacific	146,795	17.2%	163,890	17.8%	(17,095)	(10.4)%	(1,593)	(9.5)%
North Asia	78,214	9.1%	101,446	11.0%	(23,232)	(22.9)%	(3,461)	(19.5)%
Asia Pacific Total	682,985	79.9%	740,435	80.4%	(57,450)	(7.8)%	(12,317)	(6.1)%
Americas and Europe	171,518	20.1%	180,575	19.6%	(9,057)	(5.0)%	(1,247)	(4.3)%
	$854,503	100.0%	$921,010	100.0%	$(66,507)	(7.2)%	$(13,564)	(5.7)%
Asia Pacific: The decrease in constant currency net sales in Greater China was primarily the result of a sales decline in China and Taiwan where local currency net sales decreased 1.7% and 3.9%, respectively. There were local currency declines in most markets in the Southeast Asia Pacific sub-region, most notable in the Philippines, Malaysia, and Singapore, which had local currency net sales declines of 18.6%, 9.4%, and 14.0%, respectively. The decrease in constant currency net sales in North Asia was most notable in South Korea, which had a local currency net sales decline of 19.5%.
Americas and Europe: There were local currency sales declines in all markets in this region. The decrease in constant currency net sales is largely the result of sales declines in the United States and Canada, which had local currency net sales declines of 7.8%, and 6.0%, respectively.
Gross Profit
Gross profit increased 30 basis points to 81.1% of net sales, up from 80.8% in 2023. The increase in gross profit margin can be attributed to favorable changes in market and product sales mix, lower inventory scrap, the impact of modest price increases that occurred throughout the year, and lower material costs in China. These increases were partially offset by unfavorable changes in currency exchange rates.
Associate Incentives
Associate incentives decreased 20 basis points to 42.6% of net sales in 2024, compared with 42.8% in the prior year. The relative decrease can primarily be attributed to benefits from modest price increases that occurred throughout the year, was well as decreased spend on Associate incentive promotions. These improvements were partially offset by an unfavorable shift in market sales mix and higher spending on distributor trips and events.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased 280 basis points relative to net sales and increased $6.3 million in absolute terms. The relative increase can be attributed to leverage lost on lower net sales. The increased expense in absolute terms can be primarily attributed to an increase in spending for legal and other professional services, which can be attributed to acquisition related costs of $8.2 million. This increase was partially offset by a decrease in spending for employee related costs.

Income Taxes
Income taxes increased to 44.9% of pre-tax earnings in 2024, up from 37.7% of pre-tax earnings in 2023. The higher effective tax rate is primarily attributable to the distribution of pre-tax earnings between markets. This increase was offset, in part, by a change in U.S. tax law for foreign currency conversion of foreign branch operations.
Diluted Earnings Per Share Attributable to USANA
Diluted earnings per share attributable to USANA decreased to $2.19 in 2024 from $3.30 in 2023. This decrease can be attributed to lower net earnings.
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
We believe our current liquidity, through cash flow from operations, is adequate to meet our cash requirements and sustain our operations. Maintaining a capital structure that emphasizes sufficient liquidity and adaptability in the prevailing economic climate is our top priority. We actively assess potential acquisition opportunities and investments in complementary ventures. While we continuously aim to preserve ample liquidity and ensure business continuity amid uncertainties, we also explore initiatives such as stock repurchases. These strategic decisions have the potential to impact our liquidity, enabling us to navigate these challenging times effectively.
Cash and Cash Equivalents
Cash and cash equivalents decreased to $181.8 million at December 28, 2024, from $330.4 million at December 30, 2023. Cash flow provided by operating and financing activities was $61.0 million and $9.6 million, respectively, offset by cash used in investing activities of $213.1 million. Additionally, unfavorable changes in currency exchange rates, have impacted cash and cash equivalents, and restricted cash by an estimated $6.2 million.
The following table below presents concentrations of cash and cash equivalents by market for the periods indicated:

	Cash and cash equivalents (in millions)
	As of December 28, 2024	As of December 30, 2023
United States	$40.1	$169.9
China	101.2	111.0
All other markets	40.5	49.5
Total Cash and cash equivalents	$181.8	$330.4
Cash Flows Provided by Operations and Significant Uses of Cash
As discussed above, our principal source of liquidity comes from cash flows from operations. Net cash flow provided by operating activities totaled $61.0 million in 2024. Net earnings combined with adjustments of non-cash items contributed positively to our net cash flow provided by operating activities, partially offset by changes in working capital.
Other significant uses of cash included the Hiya Acquisition of $203.3 million, net of cash acquired, and an investment of $10.1 million to purchase property and equipment. Additionally, cash used to repurchase and retire shares totaled $9.4 million in 2024.

Net cash flow provided by operating activities totaled $70.6 million in 2023. Net earnings combined with adjustments of non-cash items contributed positively to our net cash flow provided by operating activities, partially offset by $14.5 million in cash used to purchase property and equipment primarily related to our digital commerce initiatives and our India operations and cash used to repurchase and retire shares of $11.6 million.
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
Contractual Obligations and Commercial Contingencies
The following table summarizes our contractual obligations and commitments as of December 28, 2024, and the effect such obligations and commitments are expected to have on our liquidity and cash flow in future periods:

Payments Due By Period (in thousands)
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Operating Leases	$17,824	$6,742	$6,982	$4,074	$26
Other Commitments	31,363	20,493	9,675	1,166	29
Total Contractual Obligations	$49,187	$27,235	$16,657	$5,240	$55
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

Inflation
Like many other global companies, we are facing significant inflationary pressures in the world economy. Inflationary pressures are growing as we renew pricing arrangements, notably for certain direct materials, wages, energy, and transportation costs. These inflationary pressures, including margin pressure from inflation as well as the cost of capital could continue to grow in 2025.
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

Business Combinations. To record the value of assets acquired, liabilities assumed, and noncontrolling interest as a result of our acquisition of Hiya on December 23, 2024, we have performed a purchase price allocation utilizing the best information available to management. Assets acquired, liabilities assumed, and noncontrolling interests as part of a business acquisition are generally recorded at their fair value at the date of acquisition. The excess of purchase price over the fair value of assets acquired, liabilities assumed, and noncontrolling interest is recorded as goodwill. The acquisition method requires management to make assumptions and apply judgment, particularly for those assets acquired, liabilities assumed, and noncontrolling interest for which inputs are unobservable, such as trade name and customer relationship intangible assets. The fair value for the acquired trade name intangible asset was estimated utilizing an income approach, specifically the multi-period excess earnings method. The fair value for the acquired customer relationship intangible asset was estimated utilizing an income approach, specifically the with-and-without method. Both methods involve the use of significant estimates and assumptions including related to projected revenue growth rates, projected earnings before interest, taxes, depreciation and amortization (“EBITDA”) margins, and discount rates. Intangible assets estimated and recognized as a result of the Hiya Acquisition are based upon assumptions and inputs which have inherent estimation uncertainty. These estimates may be adjusted as more current information becomes available, and any adjustment could be material.
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
Interest Rate Risks. As of December 28, 2024, we had $23 million of outstanding debt on our credit facility. Based on this limited activity our exposure to interest rate risk is immaterial. It may become necessary to borrow more in the future in order to meet our financing needs. In the event that it becomes necessary to borrow, there can be no assurance that we will be able to borrow, or at favorable rates.
Item 8. Financial Statements and Supplementary Data
The Financial Statements and Supplementary Data required by this Item are set forth at the pages indicated at Part IV, Item 15, below, and are incorporated into this Item 8 by reference.
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

As of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective to provide reasonable assurance as of December 28, 2024.
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

Our management, including our Chief Executive Officer and our Chief Financial Officer, under the oversight of our Board of Directors, assessed the effectiveness of our internal control over financial reporting as of December 28, 2024. In making this assessment, management used the criteria that have been set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Management's assessment excluded internal control over financial reporting related to Hiya, acquired December 23, 2024. Hiya's total assets represented approximately 36% of the Company’s consolidated assets, and net sales represented approximately 0.2% of the Company’s consolidated net sales as of and for the year ended December 28, 2024. Based on its assessment, using those criteria, management concluded that, as of December 28, 2024, our internal control over financial reporting was effective.

The effectiveness of the Company’s internal control over financial reporting, as of December 28, 2024, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Remediation Efforts to Address Material Weaknesses

As disclosed in Part II Item 9A Controls and Procedures in our Annual Report on Form 10-K for the fiscal year ended December 30, 2023, we identified material weaknesses in internal control over financial reporting associated with information technology general controls (“ITGCs”). During 2024, we implemented controls to address our previously disclosed remediation plan which included:

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

During the fourth quarter of 2024, we completed our testing of the operating effectiveness of the implemented controls and found them to be effective. As a result, we have concluded that the material weaknesses were remediated as of December 28, 2024.
Changes in Internal Control over Financial Reporting
On December 23, 2024, the Company acquired Hiya. As permitted by Securities and Exchange Commission staff interpretive guidance for newly acquired businesses, management excluded Hiya from its annual evaluation of internal control over financial reporting as of December 28, 2024. We have begun the process of assessing Hiya’s internal controls over financial reporting and plan to incorporate Hiya in our evaluation of internal controls over financial reporting in 2025.
With the exception of remediation efforts described above, there were no changes in our internal control over financial reporting during the fiscal quarter ended December 28, 2024, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
USANA Health Sciences, Inc.:

Opinion on Internal Control Over Financial Reporting
We have audited USANA Health Sciences, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 28, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 28, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 28, 2024 and December 30, 2023, the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 28, 2024, and the related notes and financial statement schedule II - valuation and qualifying accounts (collectively, the consolidated financial statements), and our report dated March 12, 2025 expressed an unqualified opinion on those consolidated financial statements.

The Company acquired Hiya Health Products, LLC during 2024, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 28, 2024, Hiya Health Products, LLC’s internal control over financial reporting associated with approximately 36% of the Company’s consolidated assets and 0.2% of the Company’s consolidated net sales included in the consolidated financial statements of the Company as of and for the year ended December 28, 2024. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Hiya Health Products, LLC.

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

/s/ KPMG LLP
Salt Lake City, Utah
March 12, 2025
Item 9B. Other Information
During the fiscal quarter ended December 28, 2024, none of our directors or officers informed us of the adoption, modification or termination of a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as those terms are defined in Regulation S-K, Item 408
Item 9C. Disclosure regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
PART III
Items 10, 11, 12, 13 and 14
Information required by Items 10, 11, 12, 13, and 14 of this Form 10-K is incorporated by reference from our definitive Proxy Statement for our 2025 Annual Meeting of Shareholders, which will be filed with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of the 2024 fiscal year, all of which information is hereby incorporated by reference in, and made part of, this Form 10-K, except disclosure of certain information related to our executive officers, which is included in Part I, Item 1 of this report under the heading "Information About Our Executive Officers and Directors."
PART IV
Item 15. Exhibits, Financial Statement Schedules
(a)The following documents are filed as part of this report:
1.Financial Statements
2.Financial Statement Schedules.
For the years ended December 28, 2024, December 30, 2023, and December 31, 2022
Schedule II – Valuation and Qualifying Accounts
3.Exhibits.
The exhibits identified below are filed or incorporated by reference as part of this Annual Report, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K). We have identified below each management contract and compensation plan filed as an exhibit to this Annual Report in response to Item 15(a)(3) of Form 10-K.

Exhibit Number	Description

2.1
Agreement and Plan of Merger dated December 23, 2024 by and among USANA Health Sciences, Inc., Karate Merger Sub, LLC, Hiya Health Products, LLC, and Shareholder Representative Services LLC (incorporated by reference to the Company’s Current Report on Form 8-K, filed December 23, 2024, Exhibit 2.1, File No. 001-35024).^

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to the Company’s Current Report on Form 8-K, filed April 25, 2006, Exhibit 3.1, File No. 0-21116).
3.2	Second Amended and Restated Bylaws (incorporated by reference to the Company’s Current Report on Form 8-K, filed March 15, 2019, Exhibit 3.1, File No. 001-35024).
4.1
Specimen Stock Certificate for Common Stock (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 29, 2018, filed February 26, 2019, Exhibit 4.1, File No. 001-35024).

4.2	Description of Securities
10.1
Amended and Restated Limited Liability Company Agreement of Hiya Health Products, LLC dated December 23, 2024 (incorporated by reference to the Company’s Current Report on Form 8-K, filed December 23, 2024, Exhibit 10.1, File No. 001-35024).^

10.2	Form of Indemnification Agreement between the Company and its directors (incorporated by reference to the Company’s Current Report on Form 8-K, filed May 24, 2006, Exhibit 10.1, File No. 0-21116).*
10.3
Form of Indemnification Agreement between the Company and certain of its officers (incorporated by reference to the Company’s Current Report on Form 8-K, filed May 24, 2006, Exhibit 10.2, File No. 0-21116).*

10.4
Form of Executive Confidentiality, Non-Disclosure and Non-Solicitation Agreement (incorporated by reference to Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q for the period ended October 1, 2011, filed November 9, 2011, Exhibit 10.18, File No. 001-35024).*

10.5
USANA Health Sciences, Inc. 2015 Equity Incentive Award Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed July 31, 2015, Exhibit 10.1, File No. 001-35024).*

10.6
Form of Stock-Settled Stock Appreciation Rights Award Agreement for employees under the USANA Health Sciences, Inc. 2015 Equity Incentive Award Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed July 31, 2015, Exhibit 10.2, File No. 001-35024).*

10.7
Form of Stock-Settled Stock Appreciation Rights Award Agreement for non-employee directors under the USANA Health Sciences, Inc. 2015 Equity Incentive Award Plan (incorporated by reference to the Company’s Current Report on Form 8-K, filed July 31, 2015, Exhibit 10.3, File No. 001-35024).*

10.8
Form of Restricted Stock Unit Award Agreement for employees under the USANA Health Sciences, Inc. 2015 Equity Incentive Award Plan (incorporated by reference to the Company’s Current Report on Form 8-K, filed July 31, 2015, Exhibit 10.4, File No. 001-35024).*

10.9
Form of Restricted Stock Unit Award Agreement for non-employee directors under the USANA Health Sciences, Inc. 2015 Equity Incentive Award Plan (incorporated by reference to the Company’s Current Report on Form 8-K, filed July 31, 2015, Exhibit 10.5, File No. 001-35024).*

10.10
Form of Deferred Stock Unit Award Agreement for grants of deferred stock units to non-employee directors under the USANA Health Sciences, Inc. 2015 Equity Incentive Award Plan (incorporated by reference to the Company’s Current Report on Form 8-K, filed July 31, 2015, Exhibit 10.6, File No. 001-35024).*

10.11
Second Amended and Restated Credit Agreement dated as of August 25, 2020 (incorporated by reference to the Company’s Current Report on Form 8-K, filed August 27, 2020, Exhibit 10.1, File No. 001-35024).

10.12
First Amendment to the Second Amended and Restated Credit Agreement dated as of April 21, 2021 (incorporated by reference to the Company's Quarterly report on Form 10-Q for the period ended April 3, 2021, Filed May 11, 2021, Exhibit 10.18, File No. 001-35024)

10.13
USANA Health Sciences, Inc. Deferred Compensation Plan (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended October 2, 2021, filed November 10, 2021, Exhibit 10.19, File No. 001-35024).*

10.14
USANA Health Sciences, Inc. Deferred Compensation Plan Adoption Agreement (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended October 2, 2021, filed November 10, 2021, Exhibit 10.20, File No. 001-35024).*

10.15
Amendment No. 1 to USANA Health Sciences, Inc. 2015 Equity Incentive Award Plan (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended April 2, 2022, filed May 11, 2022, Exhibit 10.21, File No. 001-35024).*

10.16
Second Amendment to Second Amended and Restated Credit Agreement, dated as of August 10, 2022 (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended October 1, 2022, filed November 8, 2022, Exhibit 10.22, File No. 001-35024)

10.17
Third Amendment to Second Amended and Restated Credit Agreement, dated as of August 28, 2024 (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended September 28, 2024, filed November 5, 2024, Exhibit 10.1, File No. 001-35024).

14.1
Code of Ethics of USANA Health Sciences, Inc. (incorporated by reference to the Company's Annual Report on Form 10-K for the period ended January 2, 2021, filed March 2, 2021, Exhibit 14, File No. 001-35024).*

19.1	USANA Insider Trading Policy (filed herewith).
21.1	Subsidiaries of the Registrant (filed herewith).
23.1	Consent of Independent Registered Public Accounting Firm (KPMG LLP) (filed herewith).
31.1	Certification of Principal Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Principal Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Principal Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350 (filed herewith).
32.2	Certification of Principal Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350 (filed herewith).
97.1
USANA Health Sciences, Inc. Clawback Policy (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 30, 2023, filed February 27, 2024, Exhibit 97.1, File No. 001-35024).

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
^ Certain schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of and omitted schedule and/or exhibit will be furnished to the SEC upon request.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

USANA Health Sciences, Inc.

By:	/s/ Jim H. Brown
Jim H. Brown Chief Executive Officer and President
Date: March 12, 2025
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jim H. Brown	Chief Executive Officer and President	March 12, 2025
Jim H. Brown	(Principal Executive Officer)

/s/ G. Douglas Hekking	Chief Financial Officer	March 12, 2025
G. Douglas Hekking	(Principal Financial and Accounting Officer)

/s/ Kevin G. Guest	Executive Chairman of the Board	March 12, 2025
Kevin G. Guest

/s/ Gilbert A. Fuller	Director	March 12, 2025
Gilbert A. Fuller

/s/ John T. Fleming	Director	March 12, 2025
John T. Fleming

/s/ J. Scott Nixon	Director	March 12, 2025
J. Scott Nixon

/s/ Frederic J. Winssinger	Director	March 12, 2025
Frederic J. Winssinger

/s/ Xia Ding	Director	March 12, 2025
Xia Ding

/s/ Timothy E. Wood	Director	March 12, 2025
Timothy E. Wood

/s/ Peggie Pelosi	Director	March 12, 2025
Peggie Pelosi

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
USANA Health Sciences, Inc.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of USANA Health Sciences, Inc. and subsidiaries (the Company) as of December 28, 2024 and December 30, 2023, the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 28, 2024, and the related notes and financial statement schedule II - valuation and qualifying accounts (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 28, 2024 and December 30, 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 28, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 28, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 12, 2025 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Fair value of trade name and customer relationship intangible assets acquired in a business combination
As discussed in Note B to the consolidated financial statements, on December 23, 2024, the Company consummated its acquisition of Hiya Health Products, LLC (Hiya) for a total purchase price of $206,161. In connection with the business combination, the Company recorded various intangible assets, which included trade name and customer relationship intangible assets with acquisition date fair values of $69,500 and $54,700, respectively. The Company estimated the fair values of the intangible assets using income-based approaches including the multi-period excess earnings method for the trade name and the with-and-without method for the customer relationship.

We identified the evaluation of the fair values of the trade name and customer relationship intangible assets acquired in the Hiya business combination as a critical audit matter. Subjective auditor judgment was required to evaluate certain assumptions used in the valuation of the trade name and customer relationship intangible assets, specifically the projected revenue growth rates, projected earnings before interest, taxes, depreciation and amortization (EBITDA)

margins, and discount rates. Additionally, evaluating the discount rates required specialized skills and knowledge. Minor changes in these assumptions could have had a significant impact on the Company’s estimate of the fair value of the trade name and customer relationship intangible assets.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s acquisition date valuation process, including controls related to the development of the projected revenue growth rates, projected EBITDA margins, and discount rates. We evaluated the projected revenue growth rates and projected EBITDA margins by comparing them to the historical financial results of the acquired business and peer company external market information. We involved valuation professionals with specialized skills and knowledge, who assisted in evaluating the Company’s discount rates by independently developing a range of discount rates based on publicly available market data for comparable entities and comparing them to the Company’s discount rates.
/s/ KPMG LLP
We have served as the Company’s auditor since 2013.
Salt Lake City, Utah
March 12, 2025

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)

	As of December 28, 2024	As of December 30, 2023
ASSETS
Current assets
Cash and cash equivalents	$181,768	$330,420
Inventories	69,735	61,454
Prepaid expenses and other current assets	27,684	25,872
Total current assets	279,187	417,746
Property and equipment, net	94,565	99,814
Goodwill	144,168	17,102
Intangible assets, net	151,823	29,919
Deferred tax assets	19,644	13,284
Other assets	58,806	54,892
Total assets	$748,193	$632,757
LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST, AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$11,984	$10,070
Line of credit	23,000	786
Other current liabilities	104,641	107,989
Total current liabilities	139,625	118,845
Deferred tax liabilities	4,073	4,552
Other long-term liabilities	18,163	12,158
Total liabilities	161,861	135,555

Redeemable noncontrolling interest	54,223	—
Stockholders' equity
Common stock, $0.001 par value; Authorized -- 50,000 shares, issued and outstanding 19,064 as of December 28, 2024 and 19,130 as of December 30, 2023	19	19
Additional paid-in capital	75,816	65,661
Retained earnings	478,944	445,217
Accumulated other comprehensive income (loss)	(22,670)	(13,695)
Total stockholders' equity attributable to USANA	532,109	497,202
Total liabilities, redeemable noncontrolling interest, and stockholders' equity	$748,193	$632,757
The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except per share data)

	Fiscal Year
	2024	2023	2022
Net sales	$854,503	$921,010	$998,601
Cost of sales	161,212	176,693	193,890
Gross profit	693,291	744,317	804,711
Operating expenses:
Associate incentives	363,699	394,257	434,793
Selling, general and administrative	263,268	256,989	262,304
Total operating expenses	626,967	651,246	697,097
Earnings from operations	66,324	93,071	107,614
Other income (expense):
Interest income	11,319	9,637	3,789
Interest expense	(281)	(262)	(192)
Other, net	(1,011)	7	(2,590)
Other income (expense), net	10,027	9,382	1,007
Earnings before income taxes	76,351	102,453	108,621
Income taxes	34,291	38,665	39,271
Net earnings	42,060	63,788	69,350
Less: Net earnings attributable to redeemable noncontrolling interest	30	—	—
Net earnings attributable to USANA	$42,030	$63,788	$69,350
Earnings per common share attributable to USANA
Basic	$2.20	$3.31	$3.60
Diluted	$2.19	$3.30	$3.59
Weighted average common shares outstanding
Basic	19,103	19,250	19,254
Diluted	19,162	19,345	19,310
Comprehensive income:
Net earnings	$42,060	$63,788	$69,350
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(9,409)	(1,298)	(15,126)
Tax benefit (expense) related to foreign currency translation adjustment	434	390	1,881
Other comprehensive income (loss), net of tax	(8,975)	(908)	(13,245)
Comprehensive income	33,085	62,880	56,105
Less: comprehensive income attributable to redeemable noncontrolling interest	30	—	—
Comprehensive income attributable to USANA	$33,055	$62,880	$56,105
The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total stockholders' equity attributable to USANA
	Shares	Value
Balance at January 1, 2022	19,393	$19	$50,010	$344,637	$458	$395,124
Net earnings attributable to USANA				69,350		69,350
Other comprehensive income (loss), net of tax					(13,245)	(13,245)
Equity-based compensation expense			13,331			13,331
Common stock repurchased and retired	(288)	—	(3,031)	(22,351)		(25,382)
Common stock issued under equity award plans	101	—				—
Tax withholding for net-share settled equity awards			(4,706)			(4,706)
Balance at December 31, 2022	19,206	19	55,604	391,636	(12,787)	434,472
Net earnings attributable to USANA				63,788		63,788
Other comprehensive income (loss), net of tax					(908)	(908)
Equity-based compensation expense			14,595			14,595
Common stock repurchased and retired	(180)	—	(1,446)	(10,207)		(11,653)
Common stock issued under equity award plans	104	—				—
Tax withholding for net-share settled equity awards			(3,092)			(3,092)
Balance at December 30, 2023	19,130	19	65,661	445,217	(13,695)	497,202
Net earnings attributable to USANA				42,030		42,030
Other comprehensive income (loss), net of tax					(8,975)	(8,975)
Equity-based compensation expense			14,558			14,558
Common stock repurchased and retired	(194)	—	(1,180)	(8,303)		(9,483)
Common stock issued under equity award plans	128	—				—
Tax withholding for net-share settled equity awards			(3,223)			(3,223)
Balance at December 28, 2024	19,064	$19	$75,816	$478,944	$(22,670)	$532,109
The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended
	2024	2023	2022
Cash flows from operating activities
Net earnings	$42,060	$63,788	$69,350
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities
Depreciation and amortization	14,539	12,702	13,393
Right-of-use asset reduction	7,690	7,693	8,017
(Gain) loss on sale of property and equipment	1	10	141
Equity-based compensation expense	14,558	14,595	13,331
Deferred income taxes	(6,744)	(2,749)	(7,183)
Inventory write-down	1,891	2,601	6,082
Changes in operating assets and liabilities, net of acquisitions:
Inventories	(2,118)	2,353	15,797
Prepaid expenses and other assets	(2,871)	110	(3,304)
Accounts payable	(1,269)	(428)	(2,656)
Other liabilities	(6,745)	(30,034)	(9,066)
Net cash provided by (used in) operating activities	60,992	70,641	103,902
Cash flows from investing activities
Proceeds from the settlement of net investment hedges	1,125	3,775	4,555
Payments for net investment hedge	(870)	(1,271)	—
Payments to acquire businesses, net of cash acquired	(203,336)	—	(6,532)
Proceeds from sale of property and equipment	64	15	7
Purchases of property and equipment	(10,073)	(14,494)	(10,400)
Net cash provided by (used in) investing activities	(213,090)	(11,975)	(12,370)
Cash flows from financing activities
Repurchase of common stock	(9,444)	(11,599)	(25,382)
Borrowings on line of credit	23,687	1,542	11,000
Payments on line of credit	(1,467)	(750)	(11,000)
Payments related to tax withholding for net-share settled equity awards	(3,223)	(3,092)	(4,706)
Payments for contingent consideration	—	(338)	—
Net cash provided by (used in) financing activities	9,553	(14,237)	(30,088)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(6,193)	(2,503)	(13,777)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(148,738)	41,926	47,667
Cash, cash equivalents, and restricted cash at beginning of period	333,246	291,320	243,653
Cash, cash equivalents, and restricted cash at end of period	$184,508	$333,246	$291,320

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
(in thousands)

	Year Ended
	2024	2023	2022
Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheets
Cash and cash equivalents	$181,768	$330,420	$288,420
Restricted cash included in other assets	2,740	2,826	2,900
Total cash, cash equivalents, and restricted cash	$184,508	$333,246	$291,320
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$76	$68	$49
Income taxes	40,470	44,247	45,863
Cash received during the period for:
Income tax refund	75	1,922	113
Non-cash investing and financing activities:
Right-of-use assets obtained in exchange for lease obligations	12,463	5,699	5,641
Net working capital adjustment receivable	778	—	—
Accrued purchases of property and equipment	42	117	679
Contingent consideration given to acquire businesses	—	—	886
Accrued excise tax for repurchase of common stock	39	54	—
The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The Company
USANA Health Sciences, Inc. and subsidiaries ("the Company") is a global nutrition, personal health and wellness company that develops and manufactures high quality, science-based nutritional and personal care products. For financial reporting purposes, we categorize our operations into two reportable segments: Direct selling and Hiya direct-to-consumer, with the remaining operating segments that are not material included as a component of an other category.
On December 23, 2024, the Company entered into a merger agreement with Hiya Health Products, LLC ("Hiya"), a leading direct-to-consumer provider of high-quality children's health and wellness products, by which the Company acquired a 78.85% controlling ownership interest. Refer to Note B - Business Combinations for further discussion.
The Company's direct selling operations are grouped and presented in two geographic regions: (1) Asia Pacific and (2) Americas and Europe. Asia Pacific is further divided into three sub-regions: (i) Greater China, (ii) Southeast Asia Pacific, and (iii) North Asia.
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
Principles of Consolidation and Basis of Presentation
The accompanying Consolidated Financial Statements (the "Financial Statements") include the accounts and operations of the Company as well as amounts related to the redeemable noncontrolling interest. Refer to Note O - Redeemable Noncontrolling Interest for further detail concerning the accounting policies regarding the redeemable noncontrolling interest. The Company consolidates entities where it has a controlling financial interest. All inter-company accounts and transactions have been eliminated in consolidation. The accounting and reporting policies of the Company conform with accounting principles generally accepted in the United States of America (“U.S. GAAP”).
Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Intangible assets estimated and recognized as a result of the Company's acquisition of a 78.85% ownership interest in Hiya (the "Hiya Acquisition") are based upon assumptions and inputs which have inherent estimation uncertainty. These estimates may be adjusted as more current information becomes available, and any adjustment could be significant.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED
Fiscal Year
The Company operates on a 52/53-week year, ending on the Saturday closest to December 31. Fiscal years 2024, 2023, and 2022 were 52-week years. Fiscal year 2024 covered the period December 31, 2023 to December 28, 2024 (hereinafter 2024). Fiscal year 2023 covered the period January 1, 2023 to December 30, 2023 (hereinafter 2023). Fiscal year 2022 covered the period January 2, 2022 to December 31, 2022 (hereinafter 2022).
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
As of December 28, 2024 and December 30, 2023, the following financial assets and liabilities were measured at fair value on a recurring basis using the type of inputs shown:

	December 28, 2024	Fair Value Measurements Using
		Inputs
		Level 1	Level 2	Level 3
Money market funds included in cash equivalents	$116,071	$116,071	$—	$—
Foreign currency contracts included in other current liabilities	(43)	—	(43)	—
Deferred compensation liabilities	(4,684)	—	(4,684)	—

	December 30, 2023	Fair Value Measurements Using
		Inputs
		Level 1	Level 2	Level 3
Money market funds included in cash equivalents	$258,319	$258,319	$—	$—
Foreign currency contracts included in other current liabilities	(62)	—	(62)	—
Deferred compensation liabilities	(3,137)	—	(3,137)	—
There were no transfers of financial assets or liabilities between levels of the fair value hierarchy for the periods indicated.
The majority of the Company’s non-financial assets, which include long-lived assets, are not required to be carried at fair value on a recurring basis. However, if an impairment charge is required, a non-financial asset would be written down to fair value. As of December 28, 2024 and December 30, 2023, none of the Company's non-financial assets were measured at fair value.
Acquired assets, liabilities assumed, and redeemable noncontrolling interest of Hiya were measured at fair value at the date of acquisition. Refer to Note B, "Business Combinations".

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED
Fair Value of Financial Instruments
As of December 28, 2024 and December 30, 2023, the Company’s financial instruments include cash equivalents, restricted cash, and line of credit. The recorded values of each approximate their fair values, based on their short-term nature.
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
Business Combinations
The Company allocates the purchase price consideration of the assets acquired, liabilities assumed, and noncontrolling interest in the acquiree based on the acquisition date fair values. Additionally, the Company records goodwill for the excess of the total consideration given for the acquired business over the fair value of the identifiable net assets of the acquired business. Transaction costs attributable to the acquisition are expensed as incurred.
Cash and Cash Equivalents
The Company considers all highly liquid investments with an original maturity of three months or less from the date of purchase to be cash equivalents. Cash equivalents as of December 28, 2024 and December 30, 2023 consisted primarily of money market fund investments and amounts receivable from credit card processors.
Amounts receivable from credit card processors and other forms of electronic payment are considered cash equivalents because they are both short-term and highly liquid in nature and are typically converted to cash within three days of the sales transaction. Amounts receivable from credit card processors as of December 28, 2024 and December 30, 2023 totaled $9,122 and $9,379, respectively.
Restricted Cash
The Company is required to maintain cash deposits with banks in certain subsidiary locations for various operating purposes. The most significant of these cash deposits relates to a deposit held at a bank in China, the balance of which was $2,740 as of December 28, 2024, and $2,826 as of December 30, 2023. This deposit is required for the application of direct selling licenses by the Ministry of Commerce and the State Administration of Market Regulation (“SAMR”) of the People’s Republic of China, and will continue to be restricted during the periods while the Company holds these licenses.
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
Leases
With the exception of the Company’s headquarters in Salt Lake City, Utah, and its facilities in New South Wales, Australia, and in Beijing and Tianjin, China, the Company leases its facilities. Each of the facility lease agreements is a non-cancelable operating lease generally structured with renewal options and expires prior to or during 2030. In connection with the production facilities in Beijing and Tianjin, China, the Company has prepaid land use rights, which represents a lease with the associated prepayment recorded as a Right-of-Use (“ROU”) asset. The Company also utilizes equipment under non-cancelable operating leases, expiring through 2026.

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
Goodwill
Goodwill represents the excess of the purchase price over the fair market value of identifiable net assets and noncontrolling interest of acquired companies. Goodwill is not amortized, but rather is tested at the reporting unit level at least annually for impairment or more frequently if triggering events or changes in circumstances indicate impairment. Initially, qualitative factors are considered to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Some of these qualitative factors may include macroeconomic conditions, industry and market considerations, a change in financial performance, entity-specific events, a sustained decrease in share price, and consideration of the difference between the fair value and carrying amount of a reporting unit as determined in the most recent quantitative assessment. If, through this qualitative assessment, the conclusion is made that it is more likely than not that a reporting unit’s fair value is less than its carrying amount, a quantitative impairment analysis is performed. This analysis involves estimating the fair value of a reporting unit using widely accepted valuation methodologies including the income and market approaches, which requires the use of estimates and assumptions. These estimates and assumptions include revenue growth rates, discount rates, and determination of appropriate comparable entities. If the fair value of the reporting unit is less than its carrying amount, an impairment loss is recognized in an amount equal to the excess of the carrying amount over the fair value of the reporting unit, not to exceed the carrying amount of the goodwill. During 2024, 2023, and 2022, no impairment of goodwill was recorded.
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
Indefinite-lived intangible assets are not amortized; however, they are tested at least annually for impairment or more frequently if events or changes in circumstances exist that may indicate impairment. Initially, qualitative factors are considered to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount. If, through this qualitative assessment, the conclusion is made that it is more likely than not that an indefinite-lived intangible asset’s fair value is less than its carrying amount, a quantitative impairment analysis is performed by comparing the indefinite-lived intangible asset’s carrying amount to its fair value. The fair value for indefinite-lived intangible assets is determined through various valuation techniques, including market and income approaches as considered necessary. The amount of any impairment is measured as the difference between the carrying amount and the fair value of the impaired asset. During 2024, 2023, and 2022, no impairment of indefinite-lived intangible assets was recorded.
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
The value of the securities are remeasured to fair value if the securities are impaired or if observable price changes occur. These events are continually monitored and assessed at each reporting period. If a readily determinable fair value becomes available for the securities or observable price changes for the identical or a similar investment of the same issuer occur, the securities are remeasured at fair value as of the date the observable change occurred. Any resulting gains or losses on the securities for which the observable price changes occur will be recorded in net earnings. During 2024, no such observable price changes occurred. During 2023, the Company evaluated an observable price change related to equity securities without readily determinable fair values. No adjustment to the carrying value of the securities was necessary based on the observable price change.
At each reporting period a qualitative assessment is made to consider impairment indicators to determine whether the securities are impaired. Impairment indicators may include but are not limited to earnings performance, business prospects by the investee, cash flows from operations, working capital, and noncompliance with debt covenants. If this qualitative assessment indicates impairment, fair value is determined and an impairment loss equal to the difference between the fair value of the investment and its carrying amount is recognized in net income. During 2024, 2023, and 2022, no impairment of securities was recorded.
Nonqualified Deferred Compensation
In 2021, the Company created a non-qualified deferred compensation plan for a select group of management and highly compensated individuals. The plan permits the deferral of up to 50% of a participant's base salary and/or 80% of a participant's annual incentive bonus. The deferrals are held in an irrevocable rabbi trust (the "Rabbi Trust"), which has been established to administer the plan. The Rabbi Trust is intended to be used as a source of funds to match respective funding obligations to participants. The assets of the trust are subject to the claims of the Company's creditors in the event that the Company becomes insolvent. Consequently, the Rabbi Trust qualifies as a grantor trust for income tax purposes. The Company makes periodic payments into company-owned life insurance policies held in this Rabbi trust to fund the expected obligations arising under this plan. There are no contractual restrictions on the Company's ability to surrender a policy. The assets and liabilities of the plan are included in "Other assets" and "Other long-term liabilities" respectively in the consolidated balance sheets. Changes in the deferred compensation balances are recorded to compensation expense and reflected within the "Selling, general and administrative" line in the consolidated statements of comprehensive income. As

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED
of December 28, 2024 and December 30, 2023, the trustee held total assets of $4,336 and $2,962, and deferred compensation liabilities of $4,684, and, $3,137, respectively.
Self-Insurance
The Company is self-insured, up to certain limits, for employee group health claims. The Company has purchased stop-loss insurance for the United States markets on both an individual and an aggregate basis, which will reimburse the Company for individual claims in excess of $175 and aggregate claims that are greater than $13,635. A liability is accrued for all unpaid claims. Total self-insurance expense was $13,842, $14,501, and $13,413 in 2024, 2023, and 2022, respectively.
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
During 2024 and 2023, the Company entered into and settled a European option with notional amounts of $77,345 and $81,343, respectively. During 2022 the Company entered into and settled a forward contract with a notional amount of $98,930. Both the European options and the forward contract were designated as net investment hedges. The Company realized gains of $255, $2,504, and $4,555 in 2024, 2023, and 2022, respectively. These gains were recorded to FCTA within AOCI. The Company assessed hedge effectiveness under the forward rate method, determining the hedging instruments were highly effective. As of December 28, 2024 and December 30, 2023, there were no derivatives outstanding for which the Company has applied hedge accounting.
Subsequent to December 28, 2024, on January 14, 2025 the Company entered into an option contract designated as a net investment hedge with a notional amount of $70,062.
Common Stock Share Repurchases
The Company has a stock repurchase plan in place that has been authorized by the Board of Directors. As of December 28, 2024, $61,703, inclusive of accrued excise tax, is available to repurchase shares under this plan. The excess of the repurchase price over par value is allocated between additional paid-in capital and retained earnings on a pro-rata basis. There currently is no expiration date on the remaining approved repurchase amount and no requirement for future share repurchases.
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
Initial product orders with a new direct selling customer may include multiple performance obligations related to sales discounts earned under the Company’s initial order reward program. Under this program, the customer receives an option to apply the discounts earned on the initial order to two subsequent Auto Orders, which conveys a material right to the customer. As such, the initial order transaction price is allocated to each separate performance obligation based on its relative standalone selling price and is recognized as revenue as each performance obligation is satisfied.
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

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED
The following table presents Other Revenue for the periods indicated:

	Year Ended
	2024	2023	2022
Other Revenue	$2,356	$3,177	$3,452
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
Contract liabilities relate to deferred revenue for product sales for customer payments received in advance of shipment, for outstanding material rights under the initial order program, and for services where the performance obligations are satisfied over time as services are delivered. Contract liabilities are recorded as deferred revenue within the "Other current liabilities" line item in the consolidated balance sheets. The Company typically does not have contract assets based on the payment terms included in the Company’s contracts and the balance of contract assets was $0 at December 28, 2024 and December 30, 2023.
The following table provides information about contract liabilities from contracts with customers, including significant changes in the contract liabilities balances during the period.

	December 28, 2024	December 30, 2023
Contract liabilities at beginning of period	$13,910	$20,875
Increase due to deferral of revenue at period end	12,050	13,910
Decrease due to beginning contract liabilities recognized as revenue	(13,910)	(20,875)
Contract liabilities at end of period	$12,050	$13,910
Product Return Policy
All product orders that are unused and returned within the first 30 days following purchase are refunded at 100% of the sales price. All product orders that are unused and resalable are refunded up to one year from the date of purchase at 100% of the sales price. This standard policy differs for Hiya, for which returns are allowed only in specific situations. To be considered, a return must be unopened in its original packaging and postmarked within 10 days of the original delivery date. This standard policy also differs in a few of our international direct selling markets due to the regulatory environment in those markets. Depending upon the conditions under which product was returned, customers may either receive a refund based on their original form of payment, or credit on account for a product exchange. The Company monitors Associate activity to ensure that all such practices are in line with established Company policies. Product returns totaled approximately 0.6%, 0.6%, and 0.7% of net sales in 2024, 2023, and 2022, respectively.
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
Advertising
Advertising costs are charged to expense as incurred and are presented as part of the “Selling, general and administrative” line item. Advertising expense totaled $4,967, $4,756, and $5,053, in 2024, 2023, and 2022, respectively.
Research and Development
Research and development costs are charged to expense as incurred and are presented as part of the “Selling, general and administrative” line item. Research and development expense totaled $11,571, $11,446, and $11,563 in 2024, 2023, and 2022, respectively.
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
Recent Accounting Pronouncements
Adopted Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The standard was intended to provide financial statement users with more disaggregated expense information about a public entity’s reportable segments. ASU 2023-07 requires incremental disclosures related to a public entity’s reportable segments including allowing the disclosure of multiple measures of segment profit or loss, requiring the disclosure of significant segment expenses, and requiring the qualitative disclosure of other segment items. ASU 2023-07 was adopted on a retrospective basis and did not have a material impact on the Company's financial position, results of operations, or cash flows as the standard only impacts financial statement footnote disclosures. For additional information, refer to Note M, "Segment Information".

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED
Issued Accounting Pronouncements Not Yet Adopted
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
In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-04): Expense Disaggregation Disclosures. The standard is intended to provide investors with more decision-useful information about a public business entity's expenses by improving disclosures on income statement expenses through disclosure of disaggregated information about specific natural expense categories underlying certain relevant income statement expense line items that include one or more of five natural expense categories. ASU 2024-03 is effective for annual periods beginning after December 15, 2026 and interim periods beginning after December 15, 2027. The guidance will be applied on a prospective basis with the option to apply the standard retrospectively. Early adoption is permitted. The Company is currently evaluating the impact that adoption of the standard will have on its consolidated financial statements.
No other recent accounting pronouncements had, or are expected to have, a material impact on the Company's consolidated financial statements.
NOTE B— BUSINESS COMBINATIONS
On December 23, 2024, the Company entered into a merger agreement with Hiya, a leading direct-to-consumer provider of high-quality children's health and wellness products, by which the Company acquired a 78.85% controlling ownership interest. The primary reasons for the acquisition was to broaden USANA's reach into the highly attractive direct-to-consumer channel driven by Hiya's powerful subscription model with runway for sustainable future growth. The total purchase price consideration for Hiya was $206,161 in cash, which is inclusive of a working capital adjustment relative to a targeted working capital amount in the merger agreement. The purchase price consideration is preliminary as the working capital adjustment is being finalized. The Company incurred acquisition-related costs of approximately $8,243 for the year ended December 28, 2024, which are included in selling, general and administrative expenses in the accompanying consolidated statements of comprehensive income.
The fair value for the acquired trade name intangible asset was estimated utilizing an income approach, specifically the multi-period excess earnings method. The fair value for the acquired customer relationship intangible asset was estimated utilizing an income approach, specifically the with-and-without method. Both methods involve the use of significant estimates and assumptions including projected revenue growth rates, projected earnings before interest, taxes, depreciation and amortization (“EBITDA”) margins, and discount rates.
The following table summarizes the consideration transferred to acquire the 78.85% controlling ownership interest in Hiya and the estimated fair value of the assets acquired, liabilities assumed, and noncontrolling interest at the acquisition date:

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share data)

Amounts Recognized as of the Acquisition Date
Fair value of consideration transferred
Cash consideration	$206,161

Recognized amounts of identifiable assets acquired and liabilities assumed
Cash and cash equivalents	$3,603
Inventories	11,050
Other current assets	1,753
Intangibles	124,200
Operating lease right-of-use assets	383
Property and equipment	247
Other long-term assets	31
Total assets acquired	$141,267

Accounts payable	(3,313)
Other current liabilities	(4,566)
Operating lease liabilities	(408)
Total liabilities assumed	(8,287)
Total identifiable net assets	$132,980
Redeemable noncontrolling interest	54,193
Goodwill	$127,374
The fair value of the noncontrolling interest of 21.15% was determined using the implied enterprise value based on the purchase price less a discount for lack of control. The Company recognized goodwill of $127,374. The goodwill reflects the expected future benefits of certain synergies and acquired assembled workforce and is expected to be deductible for income tax purposes. All of the goodwill was assigned to our Hiya direct-to-consumer segment. The revenue and earnings of the acquired business, since the acquisition date, have been included in the Hiya direct-to-consumer segment, and are not material to the consolidated results since the acquisition occurred near year end.
Acquired intangible assets are being amortized over the estimated useful lives on a straight-line basis. The following table summarizes the estimated fair value and weighted average useful lives:

	Fair Value	Weighted Average Estimated Useful Life
Trade name	$69,500	10.0
Customer relationship	54,700	5.0
Total intangible assets	$124,200

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share data)
The following unaudited supplemental pro forma data presents consolidated information as if the Hiya Acquisition had been completed on January 1, 2023. The unaudited pro forma financial information includes adjustments to give effect to pro forma events that are directly attributable to the acquisition. The pro forma financial information includes adjustments to amortization for intangible assets acquired and acquisition costs. The unaudited pro forma financial information is presented for illustrative purposes only and is not necessarily indicative of the results of operations of future periods. The unaudited pro forma financial information does not give effect to the potential impact of current financial conditions, future revenues, regulatory matters, or any anticipated synergies, operating efficiencies, or cost savings that may be associated with the acquisition. Consequently, actual results will differ from the unaudited pro forma financial information presented below:

	Fiscal Year
(Unaudited)	2024	2023
Pro forma net sales	$964,792	$989,408
Pro forma net income attributable to USANA	31,308	40,385

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
NOTE C—INVENTORIES

	December 28, 2024	December 30, 2023
Raw materials	$24,460	$19,848
Work in progress	3,612	4,707
Finished goods	41,663	36,899
	$69,735	$61,454
Noncurrent inventories	$2,688	$3,128
As of December 28, 2024, noncurrent inventories consisted of $1,892 of raw materials and $796 of finished goods inventory. As of December 30, 2023, noncurrent inventories consisted of $2,051 of raw materials and $1,077 of finished goods inventory. Noncurrent inventories are included in the “Other assets” line item on the Company’s consolidated balance sheets.
NOTE D—PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets consists of the following:

	December 28, 2024	December 30, 2023
Other prepaid expenses	$11,225	$9,069
Miscellaneous receivables, net	7,419	6,172
Other current assets	4,808	6,096
Prepaid insurance	2,534	2,325
Deferred commissions	894	1,181
Income taxes receivable	804	1,029
	$27,684	$25,872
NOTE E—INCOME TAXES
Consolidated earnings before income taxes consists of the following for 2024, 2023, and 2022:

	Year Ended
	2024	2023	2022
United States	$(35,274)	$(19,988)	$(23,996)
Foreign	111,625	122,441	132,617
Total earnings before income taxes	$76,351	$102,453	$108,621

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
NOTE E—INCOME TAXES - CONTINUED
Income tax expense (benefit) included in income from continuing operations consists of the following:

	Year Ended
	2024	2023	2022
Current
Federal	$—	$(42)	$42
State	330	469	297
Foreign	40,699	40,913	45,869
Total Current	41,029	41,340	46,208

Deferred
Federal	(6,803)	(4,031)	(9,180)
State	(100)	(59)	(331)
Foreign	165	1,415	2,574
Total Deferred	(6,738)	(2,675)	(6,937)
	$34,291	$38,665	$39,271
The effective tax rate for 2024, 2023, and 2022 reconciled to the statutory U.S. Federal tax rate is as follows:

	Year Ended
	2024	2023	2022
Statutory U.S. federal income tax rate	21.0%	21.0%	21.0%
State income taxes, net of federal tax benefit	0.5	0.5	0.4
Permanent tax differences	0.9	0.7	0.3
Excess foreign tax credits	(26.3)	(16.4)	(16.6)
Net increase in valuation allowance	24.4	13.0	11.9
Foreign income tax rate differences	15.2	8.7	9.5
Foreign withholding taxes	12.3	10.6	9.7
Uncertain tax position reserve	0.6	(0.4)	0.5
Change in U.S. tax laws	(2.6)	—	—
All other, net	(1.0)	—	(0.5)
	44.9%	37.7%	36.2%
The effective tax rate for the year ended December 28, 2024 increased compared to the year ended December 30, 2023. The higher effective tax rate can be attributed to lower consolidated earnings partially due to costs associated with the Hiya Acquisition, China's increased relative share of taxable income, and a valuation allowance placed on deferred tax assets in India, partially offset by a change in U.S. tax law for foreign currency conversion of foreign branch operations.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
NOTE E—INCOME TAXES - CONTINUED
The significant categories of deferred taxes are as follows:

	December 28, 2024	December 30, 2023
Deferred tax assets
Inventory	$4,749	$5,588
Accruals not currently deductible	6,869	6,680
Equity-based compensation expense	2,438	2,580
Depreciation and amortization	777	771
Intangible assets	6,162	6,359
Foreign currency translation	2,066	1,760
Capitalized R&D expenses	16,450	13,537
Tax credit carry forwards	152,951	134,205
Net operating losses	2,348	1,956
Other	5,343	3,237
Gross deferred tax assets	200,153	176,673
Valuation allowance	(156,669)	(137,252)
Net deferred tax assets	43,484	39,421

Deferred tax liabilities
Depreciation and amortization	(6,653)	(5,897)
Prepaid expenses	(1,992)	(1,819)
Intangible assets	(6,162)	(6,359)
Withholding tax on unremitted earnings	(9,899)	(11,673)
Other	(3,207)	(4,941)
Gross deferred tax liabilities	(27,913)	(30,689)
Net deferred taxes	$15,571	$8,732
The components of net deferred taxes are as follows:

	December 28, 2024	December 30, 2023
Net deferred tax assets	$19,644	$13,284
Net deferred tax liabilities	(4,073)	(4,552)
Net deferred taxes	$15,571	$8,732
As of December 28, 2024, the Company had foreign tax credit carryforwards of approximately $148,807. If unused, these carryforwards will expire between 2026 and 2034. The Company has generated excess foreign tax credits since the Tax Cuts and Jobs Act of 2017 was enacted on December 22, 2017. This is due to the U.S. tax rate being lower than most foreign taxing jurisdiction rates where the Company operates. Although the Company can claim foreign tax credits against U.S. source income due to overall domestic losses generated in previous years, the Company does not believe it will be able to use more foreign tax credits than it generates in a single year. The Company believes these foreign tax credit carryforwards will expire unused based on available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, available tax planning strategies, and available carryback opportunities. Similar with prior years, the Company continues to maintain a full valuation allowance on its foreign tax credit carryforwards. Valuation allowances are determined using a more-likely-than-not realization criteria and are based upon all facts and circumstances.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
NOTE E—INCOME TAXES - CONTINUED
The Company recorded a $1,531 valuation allowance on mirrored deferred tax assets recorded in the United States, which offset deferred tax liabilities of foreign disregarded entities. These mirrored deferred tax assets represent future foreign tax credits. This valuation allowance is necessary because the Company is limited in its ability to utilize future foreign tax credits due to the U.S. tax rate being lower than most foreign taxing jurisdiction rates where the Company operates.
The Company also had $1,769 of Utah research credit carryforwards, and $2,375 of Federal research credit carryforwards as of December 28, 2024. If unused, the Utah research credit carryforwards expire between 2027 and 2038, and the Federal research credits expire between 2036 and 2044. Utah research credits are limited to Utah tax due and the Company has a history of generating more credits than it can use. Federal research credit carryforwards can only be used in a year when U.S. taxes are owed after foreign tax credits have been applied. Due to the lack of sufficient evidence to the contrary, the Company has placed a full valuation allowance on these credit carryforwards.
In addition, the Company had $7,626 of foreign operating loss carry forwards, $1,082 of which have an unlimited carryforward period. The deferred tax asset associated with these losses was $2,282 and a valuation allowance of $2,113 has been applied against this deferred tax asset. The 2024 deferred tax asset for state-tax-loss carryforwards was $67. If unused, some of the state-tax-loss carryforwards will expire between 2033 and 2043 and others can be carried forward indefinitely.
The total combined valuation allowance was $156,669 as of December 28, 2024. The 2024 valuation allowance represents a $19,417 net increase from 2023. If the Company determines that there is sufficient evidence to remove the valuation allowances addressed above, the valuation allowance will be released and the provision for income taxes will be reduced.
As of December 28, 2024, the cumulative amount of undistributed earnings of the Company’s non-U.S. subsidiaries held for indefinite reinvestment is approximately $4,000. If this amount were repatriated to the United States, the amount of incremental taxes would be approximately $400.
As of December 28, 2024, the Company reported $153 in "Other current liabilities" and $1,034 in "Other long-term liabilities" for a combined total of $1,187 in unrecognized tax benefits that would impact the effective tax rate if recognized. This compares $1,074 of unrecognized tax benefits in "Other long-term liabilities" as of December 30, 2023.
The following reconciliation provides the changes in unrecognized tax benefits for the years presented:

	Year Ended
	2024	2023	2022
Beginning balance of unrecognized tax benefits	$1,074	$1,450	$1,008
Increases related to prior year tax positions	43	30	107
Decreases related to prior year tax positions	(69)	(363)	—
Increases related to current year tax positions	139	409	468
Decreases for settlements with taxing authorities	—	(452)	(133)
Ending balance of unrecognized tax benefits	$1,187	$1,074	$1,450
The Company accounts for interest and penalties associated with unrecognized tax benefits as a component of income tax expense. For the period ended December 28, 2024 and December 30, 2023, the Company reported $43 and $66, respectively, as income tax expense related to interest and penalties. As of December 28, 2024, the Company recorded $130 of "Other current liabilities" and $93 of "Other long-term liabilities" associated with interest and penalties for unrecognized tax benefits. This compares to $0 of "Other current liabilities" and $180 of "Other long-term liabilities" associated with interest and penalties reported as of December 30, 2023.
The Company files income tax returns in the United States and foreign jurisdictions. In general, the Company's tax filings are subject to examination for years ended on or after December 31, 2020. However, statutes of limitations in some markets may be as long as ten years for transfer pricing related issues.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
NOTE F—PROPERTY AND EQUIPMENT
Cost of property and equipment and their estimated useful lives is as follows:

	Useful life (years)	December 28, 2024	December 30, 2023
Buildings	39.5	$76,677	$77,803
Laboratory and production equipment	5-7	53,981	54,502
Air transportation equipment	5	2,952	2,952
Computer equipment and software	3-5	57,312	52,302
Furniture and fixtures	3-5	6,282	6,323
Automobiles	3-5	637	744
Leasehold improvements	3-5	12,611	14,337
Land improvements	15	3,218	3,263
		213,670	212,226
Less accumulated depreciation and amortization		130,088	128,939
		83,582	83,287
Land		6,363	6,720
Deposits and projects in process		4,620	9,807
		$94,565	$99,814
Depreciation of property and equipment was $13,152, $10,904, and $11,351, for the years ended 2024, 2023, and 2022, respectively.
NOTE G—OPERATING LEASES
The following table summarizes the classification of ROU assets and lease liabilities in the Company’s consolidated balance sheet:

Leases	Classification	December 28, 2024	December 30, 2023
Assets
ROU operating lease assets, net	Other assets	$21,177	$17,671
Total ROU assets		$21,177	$17,671

Liabilities
Current:
Operating lease liabilities	Other current liabilities	$6,013	$7,278
Noncurrent:
Operating lease liabilities	Other long-term liabilities	10,191	5,141
Total lease liabilities		$16,204	$12,419

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
NOTE G—OPERATING LEASES - CONTINUED
The components of lease expense were as follows:

	Year Ended
	2024	2023	2022
Operating lease expense	$8,305	$8,042	$8,606
Total lease expense	$8,305	$8,042	$8,606
These leases generally provide that property taxes, insurance, and maintenance expenses are the responsibility of the Company. Such expenses are not included in the operating lease amounts outlined in the table above or in the rent expense amounts that follow. The total rent expense was approximately $8,191, $8,755, and $8,258 for the years ended 2024, 2023, and 2022, respectively.
The following table presents supplemental lease information:

	Year Ended
	2024	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$8,065	$8,227	$7,924
ROU assets obtained in exchange for new operating lease liabilities	$12,463	$5,699	$5,641
The following table presents weighted-average remaining lease term and weighted-average discount rate for the Company's operating leases:

	Year Ended
	2024	2023
Weighted-average remaining lease term—operating leases	3.55 yrs.	1.99 yrs.
Weighted-average discount rate—operating leases	5.32%	3.97%
The following table presents the maturity of the Company’s lease liabilities as of December 28, 2024:

Year ending
2025	$6,742
2026	4,155
2027	2,827
2028	2,172
2029	1,902
2030 and thereafter	26
17,824
Less: imputed interest	(1,620)
Present value	$16,204

NOTE H—GOODWILL AND INTANGIBLE ASSETS
The Company performed its annual goodwill impairment test during the third quarter of 2024. The Company performed a qualitative assessment of each reporting unit and determined that it was not more-likely-than-not that the fair value of any reporting unit was less than its carrying amount. As a result, no impairments of goodwill were recognized in 2024 and 2023.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
NOTE H—GOODWILL AND INTANGIBLE ASSETS - CONTINUED
The Company also performed its annual indefinite-lived intangible asset impairment test during the third quarter of 2024. The Company performed a qualitative assessment of the indefinite-lived intangible assets and determined that it was not more-likely-than-not that the fair value of any indefinite-lived intangible asset was less than the carrying amount. As a result, no impairments of indefinite-lived intangible assets were recognized in 2024 and 2023.
The changes in the carrying amount of goodwill are as follows:

	December 28, 2024	December 30, 2023
Balance at beginning of year:
Gross goodwill	$17,102	$17,368
Goodwill as of beginning of year	17,102	17,368

Goodwill acquired during the year	127,374	—
Currency translation adjustment	(308)	(266)

Balance as of end of year
Gross goodwill	144,168	17,102
Goodwill as of end of year	$144,168	$17,102
Intangible assets consist of the following:

	As of December 28, 2024
	Gross carrying amount	Accumulated amortization	Net carrying amount	Weighted-average amortization period (years)
Amortized intangible assets
Trade name and trademarks	$71,785	$(685)	$71,100	10
Product formulas	8,222	(8,211)	11	8
Customer relationships	58,014	(2,251)	55,763	5
Non-compete agreements	466	(307)	159	4

Indefinite-lived intangible assets
Direct selling license	24,790		24,790
	$163,277		$151,823

Estimated Amortization Expense:
2025	$19,318
2026	18,513
2027	18,075
2028	18,050
2029	17,870
Thereafter	35,207
$127,033

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
NOTE H—GOODWILL AND INTANGIBLE ASSETS - CONTINUED

	As of December 30, 2023
	Gross carrying amount	Accumulated amortization	Net carrying amount	Weighted-average amortization period (years)
Amortized intangible assets
Trade name and trademarks	$2,285	$(343)	$1,942	10
Product formulas	8,480	(8,426)	54	8
Customer relationships	3,314	(1,243)	2,071	4
Non-compete agreements	467	(184)	283	4

Indefinite-lived intangible assets
Direct selling license	25,569		25,569
	$40,115		$29,919
Aggregate amortization of intangible assets was $1,516, $1,835, and $1,723 for the years ended 2024, 2023, and 2022, respectively.
NOTE I—OTHER CURRENT LIABILITIES
Other current liabilities consist of the following:

	December 28, 2024	December 30, 2023
Associate incentives	$42,113	$45,665
Accrued employee compensation	15,836	16,198
Accrued expenses	13,569	9,750
Deferred revenue	12,050	13,910
Sales taxes	8,049	9,231
Operating lease liabilities	6,013	7,278
Income taxes	3,710	3,297
All other	3,301	2,660
	$104,641	$107,989
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
There was $23,000 and $0 outstanding debt on the Credit Facility as of December 28, 2024 and December 30, 2023, respectively. The obligations of the Company under the Credit Agreement are secured by the pledge of the capital stock of certain subsidiaries of the Company, pursuant to a Security and Pledge Agreement.

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
The Company maintains local lines of credit across different markets to secure sufficient working capital. As of December 28, 2024 and December 30, 2023, the balance on these local lines of credit was $0 and $786, respectively.
NOTE K—COMMITMENTS AND CONTINGENCIES
Unconditional Purchase Obligations
The Company’s unconditional purchase obligations relating to IT-related services and advertising agreements were $6,746 and $8,018, as of December 28, 2024 and December 30, 2023, respectively that are generally paid within one year.
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
Employee Benefit Plan
In the United States, the Company sponsors an employee benefit plan under Section 401(k) of the Internal Revenue Code. This plan covers employees who are at least 18 years of age and have met a one-month service requirement. The Company makes a matching contribution equal to 100 percent of the first one percent of a participant’s compensation that is contributed by the participant, and 50 percent of that deferral that exceeds one percent of the participant’s compensation, not to exceed six percent of the participant’s compensation, subject to the limits of ERISA. In addition, the Company may make a discretionary contribution based on earnings. The Company’s matching contributions cliff vest at two years of service. Contributions made by the Company to the plan in the United States were $2,422, $2,451, and $2,589 for the years ended 2024, 2023, and 2022, respectively.
The Company has employees in international countries that are covered by various defined contribution plans. These plans are administered based upon the legal requirements in the countries in which they are established.
NOTE L—EQUITY-BASED COMPENSATION
Total equity-based compensation expense was $14,779, $14,965, and $13,485 for fiscal years 2024, 2023, and 2022, of which, $221, $370, and $154, was related to liability-classified awards, respectively. The related tax benefit for these periods was $2,692, $2,507, and $2,556, respectively.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
NOTE L—EQUITY-BASED COMPENSATION - CONTINUED
The following table shows the remaining unrecognized compensation expense on a pre-tax basis for all types of unvested equity awards that are outstanding and expected to vest, as of December 28, 2024. This table does not include an estimate for future grants that may be issued.

2025	$10,973
2026	7,553
2027	4,093
2028	524
$23,143
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
Since the inception of the 2015 Plan, 1,750 shares have been authorized. As of December 28, 2024, 4,613 awards had been granted under the 2015 Plan, of which 2,946 were stock-settled stock appreciation rights, and 1,667 were restricted stock awards. Of the 2,946 granted stock-settled stock appreciation rights, approximately 450 shares have been issued, 24 awards are outstanding and the remaining have been returned to the plan. As of December 28, 2024, a total of 1,305 options and grants had been forfeited and added back to the number of shares available for issuance under the 2015 Plan.
Stock-Settled Stock Appreciation Rights
The Company uses the Black-Scholes option pricing model to estimate the fair value of its stock-settled stock appreciation rights. The weighted-average fair value of stock-settled stock appreciation rights granted in 2024 and 2023 were $14.60 and $19.92, respectively. There were no stock-settled stock appreciation rights granted in 2022.
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

	Year Ended
	2024	2023	2022
Expected volatility (1)	31.28%	39.89%	N/A
Risk-free interest rate (2)	4.05%	3.78%	N/A
Expected life (3)	3.5 yrs	3.5 yrs	N/A
Expected dividend yield (4)	0.00%	0.00%	N/A
Weighted-average exercise price (5)	$50.85	$58.79	N/A
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

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
NOTE L—EQUITY-BASED COMPENSATION - CONTINUED
(5)Exercise price is the closing price of the Company's common stock on the date of grant.
A summary of the Company’s stock-settled stock appreciation right activity is as follows:

	Shares	Weighted-average exercise price	Weighted-average remaining contractual term	Aggregate intrinsic value*
Outstanding at December 30, 2023	112	$63.88	1.1	$—
Granted	4	50.85
Exercised	—	—
Forfeited	(5)	55.00
Expired	(87)	62.98
Outstanding at December 28, 2024	24	$66.61	2.1	$—

Exercisable at December 28, 2024	10	$75.79	2.1	$—
* Aggregate intrinsic value is defined as the difference between the current market value at the reporting date (the closing price of the Company’s common stock on the last trading day of the period) and the exercise price of awards that were in-the-money. The closing price of the Company’s common stock at December 28, 2024 and December 30, 2023 was $35.69 and $53.60, respectively.
The total intrinsic value of stock-settled stock appreciation rights exercised was $0, $0, and $50, for the years ended 2024, 2023, and 2022, respectively. The total fair value of stock-settled stock appreciation rights that vested was $656, $1,009, and $983, for the years ended 2024, 2023, and 2022, respectively.
During the years ended 2024 and 2023, there were no exercises of stock-settled stock appreciation rights. During the year ended 2022, certain employees elected to receive a net amount of shares upon the exercise of stock-settled stock appreciation rights in order to satisfy the Company’s tax withholding obligation. There was no reduction to additional paid-in capital for the years ended 2024, 2023, and 2022.
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

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
NOTE L—EQUITY-BASED COMPENSATION - CONTINUED
A summary of the Company’s stock-settled restricted stock unit activity is as follows:

	Shares	Weighted-average grant date fair value
Outstanding at December 30, 2023	490	$71.35
Granted	328	49.84
Vested	(195)	47.85
Forfeited	(31)	61.95
Outstanding at December 28, 2024	592	$59.87
During the year ended 2024, certain employees elected to receive a net amount of shares upon the release of restricted stock units in order to satisfy the Company’s tax withholding obligation. This resulted in a reduction to additional paid-in capital of $3,223, $3,092, and $4,706 for the years ended 2024, 2023, and 2022, respectively, reflected as a financing activity in the Company’s consolidated statements of cash flows.
The total fair value of restricted stock units that vested was $9,309, $9,293, and $12,808, for the years ended 2024, 2023, and 2022, respectively.
A summary of the Company’s cash-settled restricted stock unit activity is as follows:

	Shares	Weighted-average grant date fair value
Nonvested at December 30, 2023	22	$68.71
Granted	13	50.53
Vested	(7)	47.30
Forfeited	(7)	13.36
Nonvested at December 28, 2024	21	$59.58
The weighted-average fair value of liability-classified awards outstanding was $60, $69, and $85 for the years ended 2024, 2023, and 2022, respectively.
The number of deferred stock units vested and unreleased totaled 8, for the years ended 2024, 2023, and 2022, respectively. There were no deferred stock units that vested in 2024, 2023, and 2022.
During 2024, the Company granted no performance stock units to officers and key employees. The performance stock units are subject to a cliff vesting at the end of a three-year period. The number of units that vest will vary between 0% - 200% based on the achievement of market and performance conditions, over the three-year service period. The fair value of the performance stock units is determined using a Monte-Carlo simulation model. A Monte-Carlo simulation model uses stock price volatility and other assumptions to estimate the probability of satisfying the market conditions and the resulting fair value of the award.
The weighted-average grant date fair value of performance stock units granted in 2023 was $40.05. There were no performance stock units granted in 2024 or 2022. In 2024 and 2023, there was unrecognized compensation expense of $2,025 and $913 related to unvested performance stock units that are not probable of achieving the performance condition.
The following table includes the weighted-average assumptions the Company used to calculate the fair value of performance stock units that were granted during the periods indicated.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
NOTE L—EQUITY-BASED COMPENSATION - CONTINUED

	Year Ended	Year Ended	Year Ended
	2024	2023	2022
Expected volatility (1)	N/A	37.84%	N/A
Risk-free interest rate (2)	N/A	4.09%	N/A
Expected dividend yield (3)	N/A	—%	N/A
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
(1) Based on active Customer count of 490,000 at December 31, 2022. For purposes of this performance condition, "active Customer" is defined as active Customer in the Company’s direct selling operating segment (discussed further in Note M – Segment Information below), excluding customers from mergers and acquisitions.

NOTE M—SEGMENT INFORMATION

The Company primarily operates as a global nutrition, personal health and wellness company that develops and manufactures high quality, science-based nutritional, and personal care products. As of December 28, 2024, the Company had two reportable segments: direct selling and Hiya direct-to-consumer. Management identifies segments based upon the Company's organizational and management reporting structure. The direct selling segment develops and manufactures high quality, science-based nutritional, personal care and skincare products with a primary focus on promoting long-term health and wellness in various geographic markets worldwide that are distributed through the direct selling channel. The Hiya direct-to-consumer segment is a new reportable segment in 2024 resulting from the Hiya Acquisition during 2024. Hiya is a leading provider of high-quality children’s health and wellness products in the U.S. that are distributed through the direct-to-consumer channel. Additionally, the Company has operating segments that are not material and included as a component of “Other”.
The operating segments reflect the Company's primary sales channels and represent the way the chief operating decision maker ("CODM") evaluates the Company's business performance and allocates resources. The CODM is the Company's Chief Executive Officer. The CODM evaluates the performance of each segment based on segment earnings from operations in order to determine how to allocate the Company's resources across its operating segments, including allocating capital and personnel. The CODM does not evaluate operating segments using asset information, accordingly, the Company does not report asset information by segment.
Summarized financial information for the Company’s reportable segments is shown in the following tables, including significant segment expenses that are regularly reviewed by the CODM.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
NOTE M—SEGMENT INFORMATION - CONTINUED

	Year Ended
	2024
	Direct selling	Hiya direct-to-consumer	Other	Total
Net Sales (1)	$845,789	$1,970	$6,744	$854,503
Less:
Cost of sales	157,094	598	3,520	161,212
Associate incentives	363,183	—	516	363,699
Selling, general and administrative	254,733	1,226	7,309	263,268
Segment earnings (loss) from operations	$70,779	$146	$(4,601)	$66,324

Reconciliation of segment earnings from operations
Interest income				11,319
Interest expense				(281)
Other, net				(1,011)
Earnings before income taxes				$76,351
______________________________
(1)The direct selling segment excludes $2,087 of intersegment net sales.

	Year Ended
	2023
	Direct selling	Other	Total
Net Sales (1)	$915,212	$5,798	$921,010
Less:
Cost of sales	173,432	3,261	176,693
Associate incentives	393,932	325	394,257
Selling, general and administrative	251,495	5,494	256,989
Segment earnings (loss) from operations	$96,353	$(3,282)	$93,071

Reconciliation of segment earnings from operations
Interest income			9,637
Interest expense			(262)
Other, net			7
Earnings before income taxes			$102,453
______________________________
(1)The direct selling segment excludes $1,425 of intersegment net sales.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
NOTE M—SEGMENT INFORMATION - CONTINUED

	Year Ended
	2022
	Direct selling	Other	Total
Net Sales (1)	$995,042	$3,559	$998,601
Less:
Cost of sales	191,994	1,896	193,890
Associate incentives	434,514	279	434,793
Selling, general and administrative	259,036	3,268	262,304
Segment earnings (loss) from operations	$109,498	$(1,884)	$107,614

Reconciliation of segment earnings from operations
Interest income			3,789
Interest expense			(192)
Other, net			(2,590)
Earnings before income taxes			$108,621
______________________________
(1)There was no intersegment net sales.

	Year Ended
	2024	2023	2022
Depreciation and amortization:
Direct selling	$12,851	$11,855	$12,966
Hiya direct-to-consumer	294	—	—
Other	1,394	847	427
Consolidated Total	$14,539	$12,702	$13,393
No single Associate or customer accounted for 10% or more of net sales for the periods presented. The table below summarizes the approximate percentage of total product revenue for our direct selling and Hiya direct-to-consumer segments that has been contributed by the Company’s nutritionals, foods, and personal care and skincare products for the periods indicated.

	Year Ended
	2024	2023	2022
USANA Nutritionals	87%	87%	87%
USANA Foods (1)	6%	7%	7%
Personal care and Skincare	6%	5%	5%
All Other	1%	1%	1%
______________________________
(1)Includes the Company’s Active Nutrition line

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
NOTE M—SEGMENT INFORMATION - CONTINUED
Financial information on net sales and long-lived assets (excluding intangible assets), presented by geographic region is listed below:

	Year Ended
	2024	2023	2022
Net Sales to External Customers
Asia Pacific
Greater China	$457,976	$475,099	$502,486
Southeast Asia Pacific	146,795	163,890	190,478
North Asia	78,214	101,446	108,952
Asia Pacific Total	682,985	740,435	801,916

Americas and Europe	171,518	180,575	196,685
Consolidated Total	$854,503	$921,010	$998,601

	December 28, 2024	December 30, 2023
Long-lived Assets
Asia Pacific
Greater China	$31,668	$34,892
Southeast Asia Pacific	13,893	17,504
North Asia	8,820	2,235
Asia Pacific Total	54,381	54,631

Americas and Europe	83,460	85,213
Consolidated Total	$137,841	$139,844

Total Assets
Asia Pacific
Greater China	$202,428	$219,781
Southeast Asia Pacific	44,793	57,820
North Asia	25,930	21,807
Asia Pacific Total	273,151	299,408

Americas and Europe	475,042	333,349
Consolidated Total	$748,193	$632,757

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
NOTE M—SEGMENT INFORMATION - CONTINUED
The following table provides further information on markets representing ten percent or more of consolidated net sales and long-lived assets (excluding intangible assets), respectively:

	Year Ended
	2024	2023	2022
Net sales:
China	$413,471	$427,265	$453,134
United States	$91,796	$95,906	$106,087
South Korea	$76,445	$99,108	$106,391

Long-lived Assets:
United States	$81,459	$81,914
China	$29,304	$33,241
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
The following is a reconciliation of the numerator and denominator used to calculate basic EPS and diluted EPS for the periods indicated:

	Year Ended
	2024	2023	2022
Net earnings attributable to USANA	$42,030	$63,788	$69,350
Weighted average common shares outstanding - basic	19,103	19,250	19,254
Dilutive effect of in-the-money equity awards	59	95	56
Weighted average common shares outstanding - diluted	19,162	19,345	19,310
Earnings per common share from net earnings attributable to USANA:
Basic	$2.20	$3.31	$3.60
Diluted	$2.19	$3.30	$3.59
Equity awards for the following shares were not included in the computation of diluted EPS attributable to USANA due to the fact that their effect would be anti-dilutive:

Year Ended
2024	2023	2022
567	319	354
During the years ended 2024 and 2023, the Company repurchased and retired 194 shares for $9,483 including accrued excise tax of $39, and 180 shares for $11,653 including accrued excise tax of $54, respectively. During the year ended 2022, the Company repurchased and retired 288 shares for an aggregate price of $25,382.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
NOTE O—REDEEMABLE NONCONTROLLING INTEREST

December 23, 2024, the Company acquired a 78.85% controlling financial interest in Hiya. Simultaneously, USANA and the remaining noncontrolling interest holders entered into an Amended and Restated Limited Liability Company Agreement ("LLC Agreement"). The agreement granted USANA the right to buy ("Call Right") and the noncontrolling interest holders the right to cause USANA to purchase ("Put Right") half of the remaining noncontrolling interest units beginning on April 30, 2028, and the remaining unpurchased noncontrolling interest units beginning on April 30, 2030 or, if the Put Right and Call Right have not, collectively, been exercised with respect to all noncontrolling interest units prior to the end of 2030, the period beginning on April 30th of each year after 2030. The purchase price for the noncontrolling interest units pursuant to the Call Right and Put Right is based on Hiya’s Adjusted EBITDA (as defined in the LLC Agreement) for the calendar year immediately prior to the year in which such right is exercised, multiplied by the Company Value Reference Amount (as defined in the LLC Agreement). The Call Right and Put Right are not mandatorily redeemable. The redemption of the noncontrolling interest is contingent upon the passage of time and within the control of the interest holders, therefore, the Company has classified the noncontrolling interest as redeemable within the mezzanine section on the consolidated balance sheet.

The noncontrolling interest was recognized and measured at fair value on the acquisition date. The Company records the redeemable noncontrolling interest at the greater of: (i) the carrying value, which is adjusted each period for the noncontrolling interests' share of net earnings or loss and distributions or (ii) the redemption value. The following is a reconciliation of the changes in the redeemable noncontrolling interest for the periods indicated:

Beginning balance - December 30, 2023	$—
Recognition of Hiya redeemable noncontrolling interest	54,193
Net earnings attributable to redeemable noncontrolling interest	30
Ending balance - December 28, 2024	$54,223

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

Description	Balance at beginning of period	Charged to costs and expenses	Deductions	Balance at end of period
December 28, 2024
Allowance for sales returns	$420	$5,185	$5,307	$298
Allowance for credit losses	421	—	200	221
Valuation allowance - deferred tax assets	137,252	18,853	—	156,105

December 30, 2023
Allowance for sales returns	$572	$5,552	$5,704	$420
Allowance for credit losses	363	112	54	421
Valuation allowance - deferred tax assets	118,136	19,116	—	137,252

December 31, 2022
Allowance for sales returns	$547	$6,562	$6,537	$572
Allowance for credit losses	504	6	147	363
Valuation allowance - deferred tax assets	99,958	18,178	—	118,136