Form 10-Q
period 2025-03-29
USANA HEALTH SCIENCES INC
filed 2025-05-06
CIK 896264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2025
or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 2, 2025, there were 18,623,075 outstanding shares of the registrant’s common stock, $0.001 par value.

Auditor Name: KPMG LLP	Auditor Location: Salt Lake City, Utah	Auditor Firm ID: 185

USANA HEALTH SCIENCES, INC.
FORM 10-Q
For the Quarterly Period Ended March 29, 2025

Cautionary Note Regarding Forward-Looking Statements and Certain Risks
This report contains “forward-looking statements” within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new products; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Forward-looking statements may include, but are not limited to, statements regarding future financial results, long-term value creation goals, focus and strategy, integration of acquisitions and performance expectations regarding such acquisitions, productivity, raw material prices and related costs, supply chain, asset impairment, litigation, sustainability and governance efforts, compliance with current or proposed international laws and regulations, the impact of COVID-19 or other pandemics, or geo-political relationships, trade policies, tariffs, tensions, conflicts or wars on our operations. Forward-looking statements can be identified by words such as: “anticipate,” “intend,” “plan,” “seek,” “believe,” “project,” “estimate,” "target," “expect,” “strategy,” "potential," “future,” “likely,” “may,” “should,” "could," “will” and similar references to future periods, or the negative of these terms, or other similar expressions. Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely unduly on forward-looking statements.
Although we believe that the expectations reflected in our forward-looking statements are reasonable, actual results could differ materially from those we project or assume in our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and to inherent risks and uncertainties, such as those disclosed or incorporated by reference in our filings with the Securities and Exchange Commission (“SEC”). Any forward-looking statement made by us in this report is based only on information currently available to us and speaks only as of the date hereof. We undertake no obligation to publicly update any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future developments, the occurrence of unanticipated events or otherwise. Among some of the important factors that could cause our actual results, performance and achievements to differ materially from estimates or projections contained in our forward-looking statements in this report are the following:
•Our dependence upon the direct selling business model and the activities of our independent Associates to grow our direct selling business;
•Our dependence on our acquired direct-to-consumer businesses, Hiya Health Products, LLC ("Hiya") and Rise Bar Wellness, Inc. ("Rise"), to grow our direct-to-consumer business;
•Our ability to invest in R&D, to innovate and produce new products, and to increase the cadence of releasing new products;
•Extensive regulation of our direct selling business model and uncertainties relating to the interpretation and enforcement of applicable laws and regulations governing direct selling and anti-pyramiding in the United States, China, and other markets where we have operations;
•The operation of our direct selling business in China through our subsidiary, BabyCare Holdings, Ltd. (“BabyCare”), including risks related to (i) operating in China in general, (ii) engaging in direct selling in China, (iii) BabyCare’s business model in China, (iv) data privacy and security laws and regulations in China, and (v) changes in the Chinese economy, marketplace or consumer environment;
•Export control and trade sanctions laws and regulations which could impair our ability to compete in international markets or subject us to liability if we violate those controls;
•Our Associate compensation plan, or changes we may make to it, may be viewed negatively by some Associates, could fail to achieve our desired objectives, and could have a negative impact on our direct selling business;

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
•Changes in the legal and regulatory environment including environmental, health and safety regulations, data security and privacy, trade policies, trade disputes, and tariffs, the impact of customs, duties, taxation, and transfer pricing regulations, as well as regulations governing distinctions between and our responsibilities to employees and independent contractors;
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
•Acquisition, divestiture, and investment-related risks, including risks associated with our acquisition of Hiya, Rise, or other past or future acquisitions;
•Human capital risks associated with our business, including if we are unable to attract or retain Associate leaders to sell our direct selling products or if we lose key management personnel or employees in our direct selling or direct-to-consumer businesses;
•Our ability to adequately protect and enforce our intellectual property and proprietary technology; and
•Our ability to utilize or develop artificial intelligence technology effectively.
Unless otherwise indicated or otherwise required by the context, the terms “we,” “our,” “it,” “its,” “Company,” and “USANA” refer to USANA Health Sciences, Inc. and its wholly owned subsidiaries, including Hiya and Rise.

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)
(unaudited)

	As of March 29, 2025	As of December 28, 2024
ASSETS
Current assets
Cash and cash equivalents	$179,613	$181,768
Inventories	73,557	69,735
Prepaid expenses and other current assets	28,224	27,684
Total current assets	281,394	279,187
Property and equipment, net	94,245	94,565
Goodwill	144,218	144,168
Intangible assets, net	147,157	151,823
Deferred tax assets	18,843	19,644
Other assets	60,739	58,806
Total assets	$746,596	$748,193
LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST, AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$13,974	$11,984
Line of credit	23,000	23,000
Other current liabilities	100,409	104,641
Total current liabilities	137,383	139,625
Deferred tax liabilities	4,801	4,073
Other long-term liabilities	20,539	18,163
Total liabilities	162,723	161,861

Redeemable noncontrolling interest	54,111	54,223

Stockholders' equity
Common stock, $0.001 par value; Authorized -- 50,000 shares, issued and outstanding 18,786 as of March 29, 2025 and 19,064 as of December 28, 2024	19	19
Additional paid-in capital	74,867	75,816
Retained earnings	477,628	478,944
Accumulated other comprehensive income (loss)	(22,752)	(22,670)
Total stockholders' equity attributable to USANA	529,762	532,109
Total liabilities, redeemable noncontrolling interest, and stockholders' equity	$746,596	$748,193
The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except per share data)
(unaudited)

	Three Months Ended
	March 29, 2025	March 30, 2024
Net sales	$249,539	$227,800
Cost of sales	52,445	43,069
Gross profit	197,094	184,731
Operating expenses:
Associate incentives	89,985	95,758
Selling, general and administrative	91,438	64,300
Total operating expenses	181,423	160,058
Earnings from operations	15,671	24,673
Other income (expense):
Interest income	723	2,676
Interest expense	(411)	(52)
Other, net	756	(186)
Other income (expense), net	1,068	2,438
Earnings before income taxes	16,739	27,111
Income taxes	7,449	10,574
Net earnings	9,290	16,537
Less: Net earnings (loss) attributable to redeemable noncontrolling interest	(112)	—
Net earnings attributable to USANA	$9,402	$16,537

Earnings per common share attributable to USANA
Basic	$0.49	$0.86
Diluted	$0.49	$0.86

Weighted average common shares outstanding
Basic	19,049	19,174
Diluted	19,085	19,302

Comprehensive income:
Net earnings	$9,290	$16,537
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	125	(5,102)
Tax benefit (expense) related to foreign currency translation adjustment	(207)	204
Other comprehensive income (loss), net of tax	(82)	(4,898)
Comprehensive income	9,208	11,639
Less: comprehensive income (loss) attributable to redeemable noncontrolling interest	(112)	—
Comprehensive income attributable to USANA	$9,320	$11,639
The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)
For the three months ended March 30, 2024

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity Attributable to USANA
	Shares	Value
Balance at December 30, 2023	19,130	$19	$65,661	$445,217	$(13,695)	$497,202
Net earnings attributable to USANA				16,537		16,537
Other comprehensive income (loss), net of tax					(4,898)	(4,898)
Equity-based compensation expense			3,669			3,669
Common stock repurchased and retired	(194)	—	(1,180)	(8,303)		(9,483)
Common stock issued under equity award plans	111	—				—
Tax withholding for net-share settled equity awards			(3,039)			(3,039)
Balance at March 30, 2024	19,047	$19	$65,111	$453,451	$(18,593)	$499,988
For the three months ended March 29, 2025

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity Attributable to USANA
	Shares	Value
Balance at December 28, 2024	19,064	$19	$75,816	$478,944	$(22,670)	$532,109
Net earnings attributable to USANA				9,402		9,402
Other comprehensive income (loss), net of tax					(82)	(82)
Equity-based compensation expense			2,880			2,880
Common stock repurchased and retired	(399)	—	(1,662)	(10,718)		(12,380)
Common stock issued under equity award plans	121	—				—
Tax withholding for net-share settled equity awards			(2,167)			(2,167)
Balance at March 29, 2025	18,786	$19	$74,867	$477,628	$(22,752)	$529,762
The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	March 29, 2025	March 30, 2024
Cash flows from operating activities
Net earnings	$9,290	$16,537
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities
Depreciation and amortization	8,339	3,158
Right-of-use asset reduction	1,906	1,926
(Gain) loss on sale of property and equipment	—	405
Equity-based compensation expense	2,880	3,669
Deferred income taxes	1,355	2,547
Inventory write-down	1,211	934
Changes in operating assets and liabilities:
Inventories	(4,921)	(1,801)
Prepaid expenses and other assets	(252)	(5,108)
Accounts payable	1,975	(1,718)
Other liabilities	(6,301)	(2,866)
Net cash provided by (used in) operating activities	15,482	17,683
Cash flows from investing activities
Payments for net investment hedge	(1,072)	(870)
Proceeds from sale of property and equipment	—	3
Purchases of property and equipment	(2,803)	(3,201)
Net cash provided by (used in) investing activities	(3,875)	(4,068)
Cash flows from financing activities
Repurchase of common stock	(12,300)	(9,444)
Borrowings on line of credit	—	537
Payments related to tax withholding for net-share settled equity awards	(2,167)	(3,039)
Net cash provided by (used in) financing activities	(14,467)	(11,946)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	719	(3,809)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(2,141)	(2,140)
Cash, cash equivalents, and restricted cash at beginning of period	184,508	333,246
Cash, cash equivalents, and restricted cash at end of period	$182,367	$331,106
Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheets
Cash and cash equivalents	$179,613	$328,336
Restricted cash included in other assets	2,754	2,770
Total cash, cash equivalents, and restricted cash	$182,367	$331,106

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$52	$24
Income taxes	7,767	9,100
Cash received during the period for:
Income tax refund	38	—
Non-cash investing and financing activities:
Right-of-use assets obtained in exchange for lease obligations	3,938	167
Accrued purchases of property and equipment	31	83
Accrued excise tax for repurchase of common stock	80	39
The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
(unaudited)

NOTE A – ORGANIZATION, CONSOLIDATION, AND BASIS OF PRESENTATION
USANA Health Sciences, Inc. and subsidiaries ("the Company") is a global nutrition, personal health and wellness company that develops and manufactures high quality, science-based nutritional and personal care products. For financial reporting purposes, we categorize our operations into two reportable segments: direct selling and Hiya direct-to-consumer, with the remaining operating segments that are not currently material and are reported collectively as "Other" in our segment information.
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
Asia Pacific
(1)Asia Pacific is organized into three sub-regions: Greater China, Southeast Asia Pacific, and North Asia. Markets included in each of these sub-regions are as follows:
(i)Greater China – Hong Kong, Taiwan, and China. Our business in China is conducted by BabyCare, the Company’s wholly-owned subsidiary.
(ii)Southeast Asia Pacific – Australia, New Zealand, Singapore, Malaysia, the Philippines, Thailand, Indonesia and India.
(iii)North Asia – Japan and South Korea.
Americas and Europe
(2)Americas and Europe – United States, Canada, Mexico, Colombia, and Europe (the United Kingdom, France, Germany, Spain, Italy, Romania, Belgium, and the Netherlands).
The Condensed Consolidated Balance Sheet as of December 28, 2024, derived from audited consolidated financial statements, and the unaudited interim condensed consolidated financial information of the Company have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X promulgated by the SEC. Accordingly, certain information and disclosures that are normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. The preparation of Condensed Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the Condensed Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. In the opinion of the Company’s management, the accompanying interim condensed consolidated financial information contains all adjustments, consisting only of normal recurring adjustments, that are necessary to state fairly the Company’s financial position as of March 29, 2025, and results of operations and cash flows for the three months ended March 29, 2025 and March 30, 2024.
The interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto that are included in the Company’s Annual Report on Form 10-K for the year ended December 28, 2024. The results of operations for the three months ended March 29, 2025, are not necessarily indicative of the results that may be expected for the fiscal year ending January 3, 2026.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
(unaudited)
NOTE A – ORGANIZATION, CONSOLIDATION, AND BASIS OF PRESENTATION - CONTINUED
Fiscal Year
The direct selling segment operates on a 52/53-week year, ending on the Saturday closest to December 31. The Hiya segment and the entities included in the other category currently operate on a calendar year end basis ending on December 31.
Recent Accounting Pronouncements
Issued Accounting Pronouncements Not Yet Adopted
In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The standard is intended to benefit investors by providing more detailed income tax disclosures. ASU 2023-09 requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid by jurisdiction. ASU 2023-09 is effective for annual periods beginning after December 15, 2024. The guidance will be applied on a prospective basis with the option to apply the standard retrospectively. Early adoption is permitted. The Company is currently evaluating the impact adoption of the standard will have on its consolidated financial statements.
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
NOTE B – BUSINESS COMBINATIONS
On December 23, 2024, the Company entered into a merger agreement with Hiya, a leading direct-to-consumer provider of high-quality children's health and wellness products, by which the Company acquired a 78.85% controlling ownership interest. The total purchase price consideration for Hiya was $206,161 in cash, which is inclusive of a working capital adjustment relative to a targeted working capital amount in the merger agreement. The purchase price consideration is preliminary as the working capital adjustment has not been finalized. No measurement period adjustments were recognized during the three months ended March 29, 2025.
The following unaudited supplemental pro forma data presents consolidated information as if the Hiya Acquisition had been completed on December 31, 2023. The unaudited pro forma financial information includes adjustments to give effect to pro forma events that are directly attributable to the acquisition. The pro forma financial information includes adjustments to amortization for intangible assets acquired and acquisition costs. The unaudited pro forma financial information is presented for illustrative purposes only and is not necessarily indicative of the results of operations of future periods. The unaudited pro forma financial information does not give effect to the potential impact of current financial conditions, future revenues, regulatory matters, or any anticipated synergies, operating efficiencies, or cost savings that may be associated with the acquisition. Consequently, actual results will differ from the unaudited pro forma financial information presented below:

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
(unaudited)
NOTE B – BUSINESS COMBINATIONS - CONTINUED

Three Months Ended
(Unaudited)	March 30, 2024
Pro forma net sales	$253,152
Pro forma net earnings attributable to USANA	$14,510
NOTE C – FAIR VALUE MEASURES
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
As of March 29, 2025 and December 28, 2024, the following financial assets and liabilities were measured at fair value on a recurring basis using the type of inputs shown:

	March 29, 2025	Fair Value Measurements Using
		Inputs
		Level 1	Level 2	Level 3
Money market funds included in cash equivalents	$112,980	$112,980	$—	$—
Foreign currency contracts included in other current liabilities	(20)	—	(20)	—
Net investment hedge included in prepaid expenses and other current assets	219	—	219	—
Deferred compensation liabilities included in other long-term liabilities	(4,818)	—	(4,818)	—

	December 28, 2024	Fair Value Measurements Using
		Inputs
		Level 1	Level 2	Level 3
Money market funds included in cash equivalents	$116,071	$116,071	$—	$—
Foreign currency contracts included in other current liabilities	(43)	—	(43)	—
Deferred compensation liabilities included in other long-term liabilities	(4,684)	—	(4,684)	—
There were no transfers of financial assets or liabilities between levels of the fair value hierarchy for the periods indicated.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
(unaudited)
NOTE C – FAIR VALUE MEASURES - CONTINUED
The majority of the Company’s non-financial assets, which include long-lived assets, are not required to be carried at fair value on a recurring basis. However, if an impairment charge is required, a non-financial asset would be written down to fair value. As of March 29, 2025 and December 28, 2024, none of the Company's non-financial assets were measured at fair value.
As of March 29, 2025 and December 28, 2024, the Company’s financial instruments include cash equivalents, restricted cash, and line of credit. The recorded values of cash equivalents and restricted cash approximate their fair values based on their short-term nature.
Acquired assets, liabilities assumed, and redeemable noncontrolling interest of Hiya were measured at fair value at the date of acquisition. Refer to Note B, Business Combinations.
NOTE D – INVENTORIES
Inventories consist of the following:

	March 29, 2025	December 28, 2024
Raw materials	$26,789	$24,460
Work in progress	3,801	3,612
Finished goods	42,967	41,663
Inventories	$73,557	$69,735
Noncurrent inventories	$2,864	$2,688
As of March 29, 2025, noncurrent inventories consisted of $1,924 of raw materials and $940 of finished goods inventory. As of December 28, 2024, noncurrent inventories consisted of $1,892 of raw materials and $796 of finished goods inventory. Noncurrent inventories are included in the “Other assets” line item on the Company’s Condensed Consolidated Balance Sheets. Noncurrent inventory is anticipated to be consumed beyond our normal operating cycle, but prior to obsolescence.
Inventory for our Hiya segment is carried at the lower of cost or net realizable value using the weighted-average cost method. Net realizable value is determined using various assumptions with regard to excess or slow-moving inventories. Hiya did not record a valuation adjustment to inventory as of March 29, 2025 and December 28, 2024. Deposits on inventory are included in "Prepaid expenses and other current assets" line item on the Company's Condensed Consolidated Balance Sheets.
NOTE E – INVESTMENT IN EQUITY SECURITIES
As of March 29, 2025 and December 28, 2024, the carrying amount of equity securities without readily determinable fair values was $20,000 and is included in the “Other assets” line item on the Company’s Condensed Consolidated Balance Sheets.
During the three months ended March 29, 2025 and March 30, 2024, no observable price changes occurred and no adjustment to the carrying value of the securities was recorded. Additionally, no impairment of securities was recorded for the three months ended March 29, 2025, and March 30, 2024.

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
The following table presents Other revenue, included in Net sales in the Condensed Consolidated Statements of Comprehensive Income, for the periods indicated:

	Three Months Ended
	March 29, 2025	March 30, 2024
Other revenue	$498	$718
Disaggregation of revenue by geographic region and major product line is included in Segment Information in Note K.
The following table provides information about contract liabilities from contracts with customers, including significant changes in the contract liabilities balances during the period:

	March 29, 2025	December 28, 2024
Contract liabilities, included in other current liabilities, at beginning of period	$12,050	$13,910
Increase due to deferral of revenue at end of period	9,627	12,050
Decrease due to beginning contract liabilities recognized as revenue	(9,589)	(13,910)
Contract liabilities, included in other current liabilities, at end of period	$12,088	$12,050
NOTE G – LINE OF CREDIT
On August 25, 2020, the Company as borrower, and certain of its material subsidiaries as guarantors, entered into the Second Amended and Restated Credit Agreement (the “Credit Agreement”) with Bank of America, N.A. (“Bank of America”) as Administrative Agent, Swingline Lender and Letter of Credit Issuer, and the other lenders party thereto. On August 28, 2024, the Company entered into the Third Amendment to the Second Amended and Restated Credit Agreement ("Restated Credit Agreement"), which replaced the Bloomberg Short-Term Bank Yield Index rate with the Secured Overnight Financing Rate ("SOFR") and amended certain other defined terms.
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

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
(unaudited)
NOTE G – LINE OF CREDIT - CONTINUED
There was $23,000 of outstanding debt balance on the Credit Facility as of March 29, 2025 and December 28, 2024. The obligations of the Company under the Credit Agreement are secured by the pledge of the capital stock of certain subsidiaries of the Company, pursuant to a Security and Pledge Agreement.
Interest on revolving borrowings under the Credit Facility is computed at SOFR, adjusted by features specified in the Credit Agreement. The covenants require the Company’s rolling four-quarter consolidated earnings before interest, taxes, depreciation and amortization ("EBITDA") (as defined in the Credit Agreement) to be $100,000 or greater and its ratio of consolidated funded debt to consolidated EBITDA to be equal to or less than 2.0 to 1.0 at the end of each quarter. The Credit Agreement does not include any restrictions on the payment of cash dividends or share repurchases by the Company. Consolidated EBITDA and consolidated funded debt are non-GAAP terms.
The Company will be required to pay any balance on this Credit Facility in full at the time of maturity in August 2025.
The Company maintains local lines of credit across different markets to secure sufficient working capital. As of March 29, 2025 and December 28, 2024, there was no balance on the local lines of credit.
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
During the three months ended March 29, 2025 and March 30, 2024, the Company entered into European options designated as net investment hedges with notional amounts of $70,062 and $77,345, respectively. For the three months ended March 29, 2025 and March 30, 2024, the Company had unrealized (losses) gains of $(853) and $377, respectively, recorded to FCTA within AOCI. The Company assessed the hedge effectiveness under the forward rate method, determining the hedging instruments were highly effective.

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
The following is a reconciliation of the numerator and denominator used to calculate basic EPS and diluted EPS for the periods indicated:

	Three Months Ended
	March 29, 2025	March 30, 2024
Net earnings attributable to USANA	$9,402	$16,537
Weighted average common shares outstanding - basic	19,049	19,174
Dilutive effect of in-the-money equity awards	36	128
Weighted average common shares outstanding - diluted	19,085	19,302
Earnings per common share from net earnings attributable to USANA:
Basic	$0.49	$0.86
Diluted	$0.49	$0.86

Equity awards excluded as the impact was anti-dilutive	465	385
During the three months ended March 29, 2025 and March 30, 2024, the Company repurchased and retired 399 and 194 shares for $12,380 and $9,483, inclusive of accrued excise tax of $80 and $39 respectively, under the Company's share repurchase plan.
The excess of the repurchase price over par value is allocated between additional paid-in capital and retained earnings on a pro-rata basis. The purchase of shares under this plan reduces the number of shares outstanding in the above calculations.
As of March 29, 2025, the remaining authorized repurchase amount under the stock repurchase plan was $49,323, inclusive of accrued excise tax. There is no expiration date on the remaining approved repurchase amount and no requirement for future share repurchases.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
(unaudited)
NOTE K – SEGMENT INFORMATION
The Company primarily operates as a global nutrition, personal health and wellness company that develops and manufactures high quality, science-based nutritional, and personal care products. As of March 29, 2025, the Company had two reportable segments: direct selling and Hiya direct-to-consumer.
Management identifies segments based upon the Company's organizational and management reporting structure. The direct selling segment develops and manufactures high quality, science-based nutritional, personal care and skincare products with a primary focus on promoting long-term health and wellness in various geographic markets worldwide that are distributed through the direct selling channel. The Hiya direct-to-consumer segment became a new reportable segment resulting from the Hiya Acquisition at the end of 2024, which occurred after March 30, 2024. Hiya is a leading provider of high-quality children’s health and wellness products in the U.S. that are distributed through the direct-to-consumer channel. Additionally, the Company has operating segments that are not currently material and included as a component of “Other.”
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

	Three Months Ended March 29, 2025
	Direct selling	Hiya direct-to-consumer	Other	Total
Net sales (1)	$210,452	$37,089	$1,998	$249,539
Less:
Cost of sales	37,180	14,107	1,158	52,445
Associate incentives	89,843	—	142	89,985
Selling, general and administrative (2)	65,941	23,513	1,984	91,438
Segment earnings (loss) from operations	$17,488	$(531)	$(1,286)	$15,671

Reconciliation of segment earnings from operations
Interest income				723
Interest expense				(411)
Other, net				756
Earnings before income taxes				$16,739
______________________________
(1)The direct selling segment excludes $764 of intersegment net sales.
(2)Includes amortization of acquired intangible assets of $306 and $4,455 for the Direct selling and Hiya segments, respectively.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
(unaudited)
NOTE K – SEGMENT INFORMATION - CONTINUED

	Three Months Ended March 30, 2024
	Direct selling	Other	Total
Net sales (1)	$226,148	$1,652	$227,800
Less:
Cost of sales	42,267	802	43,069
Associate incentives	95,556	202	95,758
Selling, general and administrative (2)	62,730	1,570	64,300
Segment earnings (loss) from operations	$25,595	$(922)	$24,673

Reconciliation of segment earnings from operations
Interest income			2,676
Interest expense			(52)
Other, net			(186)
Earnings before income taxes			$27,111
______________________________
(1)The direct selling segment excludes $420 of intersegment net sales.
(2)Includes amortization of acquired intangible assets of $306 for the Direct selling segment.

	Three Months Ended
	March 29, 2025	March 30, 2024
Depreciation and amortization:
Direct selling	$3,520	$2,799
Hiya direct-to-consumer	4,483	—
Other	336	359
Consolidated total	$8,339	$3,158
No single Associate accounted for 10% or more of net sales for the periods presented. The table below summarizes the approximate percentage of total product revenue for our direct selling and Hiya direct-to-consumer segments, and other category, that has been contributed by the Company’s nutritional supplements, food, and personal care and skincare products for the periods indicated.

	Three Months Ended
	March 29, 2025	March 30, 2024
Direct selling:
USANA® Nutritionals	75%	87%
USANA Foods(1)	5%	6%
Personal care and skincare	4%	6%
Hiya direct-to-consumer:
Hiya nutritional supplements	15%	—%
Other	1%	1%
(1)Includes the Company’s Active Nutrition line.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
(unaudited)
NOTE K – SEGMENT INFORMATION - CONTINUED
Selected Financial Information
Financial information, presented by geographic region is listed below:

	Three Months Ended
	March 29, 2025	March 30, 2024
Net sales to external customers:
Asia Pacific
Greater China	$118,746	$127,615
Southeast Asia Pacific	35,720	36,065
North Asia	18,941	21,421
Asia Pacific total	173,407	185,101
Americas and Europe (1)	76,132	42,699
Consolidated total	$249,539	$227,800
(1)Includes results of the Hiya direct-to-consumer segment.
The following table provides further information on markets representing ten percent or more of consolidated net sales and long-lived assets (excluding intangible assets), respectively:

	Three Months Ended
	March 29, 2025	March 30, 2024
Net sales:
China	$107,690	$115,754
United States (1)	$57,923	$22,164
(1)Includes results of the Hiya direct-to-consumer segment.

	As of
	March 29, 2025	December 28, 2024
Long-lived assets:
United States	$80,352	$81,459
China	$29,567	$29,304

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
(unaudited)
NOTE L – REDEEMABLE NONCONTROLLING INTEREST
On December 23, 2024, the Company acquired a controlling financial interest in Hiya. Simultaneously, USANA and the remaining noncontrolling interest holders entered into an Amended and Restated Limited Liability Company Agreement ("LLC Agreement"). The agreement granted USANA the right to buy ("Call Right") and the noncontrolling interest holders the right to cause USANA to purchase ("Put Right") half of the remaining noncontrolling interest units beginning on April 30, 2028, and the remaining unpurchased noncontrolling interest units beginning on April 30, 2030 or, if the Put Right and Call Right have not, collectively, been exercised with respect to all noncontrolling interest units prior to the end of 2030, the period beginning on April 30th of each year after 2030. The purchase price for the noncontrolling interest units pursuant to the Call Right and Put Right is based on Hiya’s Adjusted EBITDA (as defined in the LLC Agreement) for the calendar year immediately prior to the year in which such right is exercised, multiplied by the Company Value Reference Amount (as defined in the LLC Agreement). The Call Right and Put Right are not mandatorily redeemable. The redemption of the noncontrolling interest is contingent upon the passage of time and within the control of the interest holders, therefore, the Company has classified the noncontrolling interest as redeemable within the mezzanine section on the consolidated balance sheet.
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

March 29, 2025
Beginning balance - December 28, 2024	$54,223
Net earnings (loss) attributable to redeemable noncontrolling interest	(112)
Ending balance - March 29, 2025	$54,111

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
The MD&A is presented in six sections as follows:
•Overview
•Products
•Customers
•Non-GAAP Financial Measures
•Results of Operations
•Liquidity and Capital Resources
This discussion and analysis from management's perspective should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements and Notes thereto that are contained in this quarterly report, as well as Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 28, 2024 (“2024 Form 10-K”), filed with the SEC on March 12, 2025, and our other filings, including the Current Reports on Form 8-K, that have been filed with the SEC through the date of this report. Forward-looking statements in Part I, Item 2 may involve risks and uncertainties that could cause results to differ materially from those projected (refer to the section entitled “Cautionary Note Regarding Forward-Looking Statements and Certain Risks” on page 1 and the risk factors provided in Part II, Item 1A for discussion of these risks and uncertainties).
Overview
We develop and manufacture high quality, science-based nutritional and personal care and skincare products that are distributed internationally primarily through direct selling. We use this distribution method because we believe it is more conducive to meeting our vision as a company, which is to improve the overall health and nutrition of individuals and families around the world. On December 23, 2024, we acquired a 78.85% controlling ownership interest in Hiya, a leading provider of high-quality children's health and wellness products. We believe that the addition of Hiya to our business promotes our vision and adds a diversified layer of growth in the direct-to-consumer channel. Consequently, we operate and sell products through both the direct selling and direct-to-consumer channels and organize our business into two reportable segments: direct selling and Hiya direct-to-consumer.
Direct selling: Direct selling is our primary business with approximately 84% of consolidated net sales. Our direct selling customer base is primarily comprised of two types of customers: “Associates” and “Preferred Customers,” referred to together as “active Customers.” Our Associates also sell our products to retail customers. Associates share in our company vision by acting as independent distributors of our products in addition to purchasing our products for their personal use. In 2023, we launched our Affiliate program in the United States, Canada, and Mexico and are evaluating introducing the program in other markets. This program offers another sales and compensation opportunity to individuals who are interested in selling USANA products. Affiliates are discussed and reported in the report as part of our Associates. Preferred Customers purchase our products strictly for personal use and are not permitted to resell or to distribute the products. We only count as active Customers those Associates and Preferred Customers who have purchased from us at any time during the most recent three-month period. As of March 29, 2025, we had approximately 459,000 active Customers worldwide in our direct selling business.
We have direct selling operations in multiple markets, with sales and expenses being generated and incurred in multiple currencies. Our reported U.S. dollar sales and earnings can be significantly affected by fluctuations in currency exchange rates. In general, our operating results are affected positively by a weakening of the U.S. dollar and negatively by a strengthening of the U.S. dollar. During the three months ended March 29, 2025, net sales outside of the United States represented 91.0% of direct selling net sales. In our net sales discussions that follow, we approximate the impact of currency fluctuations on net sales by translating current year sales at the average exchange rates in effect during the comparable periods of the prior year.

Hiya direct-to-consumer: Hiya operates and sells products to customers in the United States. Hiya's customers purchase Hiya products for personal use primarily through a subscription model, which is intended to provide a steady, predictable income stream for Hiya. The ongoing nature of subscriptions fosters stronger relationships with customers by making it easier for them to receive products regularly, which we believe leads to retention and loyalty. Hiya's subscription model also provides important data on customer preferences and behaviors, which enables personalized offerings, efficient marketing and data-driven innovation insights. We evaluate Hiya's customer counts and behavior through their monthly subscribers and only count as "active Monthly Subscribers" those Hiya customers who have purchased from Hiya at any time during the most recent month. As of March 29, 2025, Hiya had approximately 224,000 active Monthly Subscribers.
Other: The "other" category is comprised of Rise Bar Wellness, Inc. ("Rise") and Oola Global, LLC ("Oola"), which are both businesses we acquired in 2022. Rise manufactures and sells high-quality protein bars and powdered drinks that are formulated to help customers achieve their health goals through clean and simple ingredients. Oola is a direct selling company that offers a personal development framework and nutritional products that helps individuals create a life of balance, growth, and purpose.
We discuss our "other" category, which is not a reportable segment, together with our "direct selling" segment.
The following table summarizes operating results as a percentage of net sales for the current and prior-year periods, as indicated:

	Three Months Ended
	March 29, 2025			March 30, 2024
	Direct selling & Other	Hiya direct-to-consumer	Consolidated	Direct selling & Other	Hiya direct-to-consumer	Consolidated
Net sales	100.0%	100.0%	100.0%	100.0%	N/A	100.0%
Cost of sales	18.1%	38.0%	21.0%	18.9%	N/A	18.9%
Gross profit	81.9%	62.0%	79.0%	81.1%	N/A	81.1%
Operating expenses:
Associate incentives	42.4%	0.0%	36.1%	42.0%	N/A	42.0%
Selling, general and administrative	32.0%	63.4%	36.6%	28.3%	N/A	28.3%
Total operating expenses	74.3%	63.4%	72.7%	70.3%	N/A	70.3%
Earnings (loss) from operations	7.6%	(1.4)%	6.3%	10.8%	N/A	10.8%

Amortization of acquired intangible assets	0.1%	12.0%	1.9%	0.1%	N/A	0.1%
For more information relating to our reportable segments, see Note K to our condensed consolidated financial statements.

Products
The following table summarizes the approximate percentage of total product revenue for our direct selling segment that has been contributed by our major product lines and our top-selling products for the current and prior-year periods, as indicated:

	Three Months Ended
	March 29, 2025	March 30, 2024
Product Line
USANA® Nutritionals
Optimizers	72%	72%
Essentials/CellSentials(1)	16%	15%
USANA Foods(2)	6%	6%
Personal care and Skincare	5%	6%
All other	1%	1%
Key Product
USANA® Essentials/CellSentials	9%	10%
Proflavanol®	9%	10%
Probiotic	7%	8%
(1)Represents a product line consisting of multiple products, as opposed to the actual USANA® Essentials / CellSentials product.
(2)Includes our Active Nutrition line.
The following table summarizes the approximate percentage of total product revenue for our Hiya direct-to-consumer segment that has been contributed by our major product lines for the current period, as indicated:

Three Months Ended
Product Line	March 29, 2025
Kids Daily Multivitamin	52%
Kids Daily Greens & Superfoods	17%
Kids Daily Probiotic	14%
Kids Bedtime Essentials	10%
Kids Daily Iron+	4%
Kids Daily Immune+	3%
Customers
Direct selling
Because we sell our products to a direct selling customer base of independent Associates and Preferred Customers, we increase our sales by increasing the number of our active Customers, the amount they spend on average, or both. Our primary focus continues to be increasing the number of active Customers. We believe this focus is consistent with our vision of improving the overall health and nutrition of individuals and families around the world. Increases or decreases in product sales are typically the result of variations in the volume of product sold relating to fluctuations in the number of active Customers purchasing our products. The number of active Customers is, therefore, used by management as a key non-financial indicator to evaluate our operational performance.
Sales to Associates accounted for approximately 50% of direct selling segment sales during the three months ended March 29, 2025, with the remainder of our sales generated from Preferred Customers. Associates and Preferred Customers represented approximately 40% and 60%, respectively, of the total active Customer base for the quarter in the direct selling segment. The table below summarizes the changes in our active Customer base for our direct selling segment by geographic region, rounded to the nearest thousand as of the dates indicated:

	Total Active Customers by Region				Change from Prior Year	Percent Change
	As of March 29, 2025		As of March 30, 2024
Asia Pacific:
Greater China	254,000	55.3%	274,000	55.5%	(20,000)	(7.3%)
Southeast Asia Pacific	75,000	16.4%	76,000	15.4%	(1,000)	(1.3%)
North Asia	45,000	9.8%	45,000	9.1%	—	—%
Asia Pacific total	374,000	81.5%	395,000	80.0%	(21,000)	(5.3%)
Americas and Europe	85,000	18.5%	99,000	20.0%	(14,000)	(14.1%)
	459,000	100.0%	494,000	100.0%	(35,000)	(7.1%)
Hiya direct-to-consumer
Hiya's active Monthly Subscribers are comprised of two types: first-time customers and recurring customers. First-time customers are viewed as an investment as the customer is provided a discount, and shipping costs are higher due to the inclusion of a refillable glass bottle. Additionally, as a direct-to-consumer company, customer acquisition is heavily influenced by the level of marketing spend. Recurring customers are not provided the same discount, and shipping costs are lower on refill orders. Both gross margins as well as operating margins improve with recurring customer orders, therefore, profitability margins are affected by sales mix between these two types of customers.
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
Results of Operations
Summary of Financial Results
Net sales for the first quarter of 2025 increased 9.5% to $249.5 million, an increase of $21.7 million, compared with the prior-year quarter. The addition of Hiya was the primary catalyst to year-over-year growth in consolidated net sales while the direct selling segment experienced modest declines during the quarter. A challenging economic and operating environment contributed to a decrease in active Customers in the direct selling segment, which was a key factor in the lower year-over-year performance. Additionally, unfavorable changes in currency exchange rates negatively impacted net sales by an estimated $5.6 million in the current year quarter.

Net earnings attributable to USANA for the first quarter of 2025 were $9.4 million, a decrease of 43.1% compared with $16.5 million during the prior-year quarter. Several items contributed to lower year-over-year net earnings during the current year quarter including amortization costs of acquired intangible assets as well as lower net interest income attributable to deploying cash reserves related to the acquisition of Hiya. The impact of a strong U.S. dollar on our operating model and lower net sales in the direct selling segment also contributed to lower year-over-year net earnings.
Three Months Ended March 29, 2025 and March 30, 2024
Net Sales
The following table summarizes the changes in net sales by segment for the fiscal quarters ended as of the dates indicated:

	Net Sales by Region (in thousands)				Change from prior year	Percent change	Currency impact on sales	Percent change excluding currency impact
	Three Months Ended
	March 29, 2025		March 30, 2024
Direct Selling:
Asia Pacific
Greater China	$118,746	47.6%	$127,615	56.0%	$(8,869)	(6.9%)	$(2,015)	(5.4%)
Southeast Asia Pacific	35,720	14.3%	36,065	15.9%	(345)	(1.0%)	(118)	(0.6%)
North Asia	18,941	7.6%	21,421	9.4%	(2,480)	(11.6%)	(1,709)	(3.6%)
Asia Pacific total	173,407	69.5%	185,101	81.3%	(11,694)	(6.3%)	(3,842)	(4.2%)
Americas and Europe	37,044	14.8%	41,047	18.0%	(4,003)	(9.8%)	(1,749)	(5.5%)
Direct Selling total	210,451	84.3%	226,148	99.3%	(15,697)	(6.9%)	(5,591)	(4.5%)
Hiya	37,089	14.9%	—	—%	37,089	N/A	—	N/A
Other	1,999	0.8%	1,652	0.7%	347	21.0%	—	21.0%
Consolidated total	$249,539	100.0%	$227,800	100.0%	$21,739	9.5%	$(5,591)	12.0%
Direct Selling Net Sales
Net sales in our direct selling business for the three-month period ended March 29, 2025 were $212.5 million, down 6.7% when compared to the corresponding period of 2024. On a constant currency basis, net sales in the direct selling segment declined 4.5%. A generally lower cadence of promotional activity during the current year quarter and a decrease in active Customer counts were the primary contributors to lower net sales in the direct selling segment. This decrease was partially offset by modest price increases and higher sales per active Customer.
Asia Pacific: Net sales declined 6.3%, or 4.2% on a constant currency basis, in this region during the current year quarter. Active Customers in this region declined 5.3% year-over-year. This decline reflects a lower cadence of promotional activity that was partially offset by higher sales per active Customer and modest price increases throughout the region. This decline was primarily concentrated in China and South Korea. Local currency net sales declined 5.3% in China on a 7.4% decrease in active Customers, partially offset by an increase of 2.3% in average spend per customer. Local currency net sales declined 3.6% in South Korea that was primarily attributable to a 5.6% decrease in average spend per customer, partially offset by a 2.3% increase in active Customers.
Americas and Europe: Net sales declined 9.8%, or 5.5% on a constant currency basis, in this region during the current year quarter. Active Customers in this region declined 14.1% year-over-year. Year-over-year results in this region reflect a continued challenging environment to attract new customers as well as the variability of the timing and type of promotional activity offered during the quarter. Net sales decreased 8.2% in the United States that was attributable, in great part, to a 16.7% decrease in active Customers and was partially offset by a 10.2% increase in average spend per customer. Local currency net sales decreased 8.4% in Mexico on lower active Customer counts.

Hiya Net Sales
Our Hiya direct-to-consumer net sales for the three-month period ended March 29, 2025 were $37.1 million. There were no sales in the corresponding period of 2024 as the acquisition of Hiya occurred in the fourth quarter of 2024.
Gross Profit
Gross profit decreased 210 basis points to 79.0% of net sales, down from 81.1% in the prior-year quarter. The decrease in gross profit is largely attributed to an approximate 300 basis point unfavorable impact on consolidated results from Hiya, which carries lower gross margins relative to the direct selling business. Gross margin in the direct selling business improved 90 basis points from the prior year to 81.9% of segment net sales. The increase in gross profit for the direct selling segment can primarily be attributable to the reorganization of our commercial team, a favorable change in market sales mix, and modest price increases, partially offset by unfavorable changes in currency exchange rates.
Associate Incentives
Associate incentives expense is incurred only in the direct selling segment. Associate incentives within the direct selling business increased 40 basis points to 42.4% of segment net sales, up from 42.0% in the prior-year quarter. The relative increase can be attributed to increased spend on promotional incentives, partially offset by market mix and modest price increases. On a consolidated basis, Associate incentives decreased 590 basis points to 36.1% of net sales, down from 42.0% in the prior-year quarter. This decrease can be attributed to inclusion of Hiya sales where no Associate incentives are paid.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $27.1 million in absolute terms during the current year quarter, or 830 basis points relative to net sales. The increase reflects an approximate 460 basis point unfavorable impact on consolidated results from the Hiya direct-to-consumer segment, which has a higher mix of selling, general and administrative expenses compared to the direct selling segment. Hiya's first quarter reflected normal seasonality of higher marketing spend, as well as the inclusion of amortization costs of acquired intangible assets. Our direct selling segment increased 370 basis points from the prior year to 32.0% of segment net sales. The increase is primarily due to a loss of leverage on lower year-over-year net sales and also reflects the change in the activities and organization of the commercial team.
Income Taxes
Income taxes increased to 44.5% of pre-tax earnings from the 39.0% reported in the comparable period of 2024, or 44.9% for fiscal 2024. The higher effective tax rate can be attributed primarily to the change in market mix of pre-tax income.
Diluted Earnings per Share Attributable to USANA
Diluted EPS attributable to USANA decreased to $0.49 as compared to $0.86 reported in the prior-year quarter. This decrease can be attributed to lower net earnings attributable to USANA driven, in great part, by amortization costs of acquired intangible assets, lower net interest income, an unfavorable impact from currency exchange rates, and lower net sales in the direct selling segment.
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
We believe our current liquidity, through cash flow from operations, is adequate to meet our cash requirements and sustain our operations. Maintaining a capital structure that emphasizes sufficient liquidity and adaptability in the prevailing economic climate is our top priority. We actively assess potential acquisition opportunities and investments in complementary ventures. While we continuously aim to preserve ample liquidity and ensure business continuity amid uncertainties, we also explore initiatives such as stock repurchases. These strategic decisions have the potential to impact our liquidity and the ability to navigate these challenging times effectively.
Cash and Cash Equivalents
Cash and cash equivalents decreased to $179.6 million as of March 29, 2025, from $181.8 million as of December 28, 2024. Cash flow provided by operating activities was $15.5 million, offset by cash used in financing activities of $14.5 million, and cash used in investing activities of $3.9 million. Additionally, favorable changes in currency exchange rates have impacted cash and cash equivalents, and restricted cash by $0.7 million.
The table below presents concentrations of cash and cash equivalents by market for the periods indicated:

	Cash and cash equivalents (in millions)
	As of March 29, 2025	As of December 28, 2024
United States	$18.3	$43.0
China	123.2	101.2
All other markets	38.1	37.6
Total cash and cash equivalents	$179.6	$181.8
Cash Flows Provided by Operations
As discussed above, our principal source of liquidity comes from our net cash flow from operations.
Net cash flow provided by operating activities was $15.5 million for the first three months of 2025. Net earnings combined with adjustments of non-cash items contributed positively to our net cash flow provided by operating activities, partially offset by cash used to pay the 2024 annual employee bonus, accrued associate incentives, and the purchase of inventories.
Net cash flow provided by operating activities was $17.7 million for the first three months of 2024. Net earnings attributable to USANA combined with adjustments of non-cash items contributed positively to our net cash flow provided by operating activities, partially offset by cash used to pay the 2023 annual employee bonus, accrued associate incentives and prepaid expenses.
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

Critical Accounting Policies
There were no changes during the quarter to our critical accounting policies as disclosed in our 2024 Form 10-K. Our significant accounting policies are disclosed in Note A to our Consolidated Financial Statements filed with our 2024 Form 10-K.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We have no material changes to the disclosures on this matter made in our 2024 Form 10-K. For a discussion of our exposure to market risk, refer to our market risk disclosures set forth in the section entitled “Quantitative and Qualitative Disclosures About Market Risk” in the 2024 Form 10-K.
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

As of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a- 15(e) under the Exchange Act). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 29, 2025.
Changes in Internal Control Over Financial Reporting

On December 23, 2024, the Company acquired Hiya. We are currently in the process of integrating Hiya's controls and processes into our control environment and will incorporate Hiya in our assessment of the effectiveness of our internal control over financial reporting as of the end of 2025. Other than the change related to the integration of Hiya, as described above, there were no changes in our internal control over financial reporting during the three months ended March 29, 2025, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. RISK FACTORS
Our business, results of operations, and financial condition are subject to various risks. Our material risk factors are disclosed in Part I, Item 1A of our 2024 Form 10-K. The risk factors identified in our 2024 Form 10-K have not changed in any material respect.
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Our share repurchase plan has been ongoing since the fourth quarter of 2000, with the Board of Directors periodically approving additional dollar amounts for share repurchases under the plan. At March 29, 2025, the authorized amount available for repurchases under the plan was $49.3 million.
Repurchases are made from time to time at management’s discretion in accordance with applicable federal securities laws. Repurchases may occur through open market purchases, pursuant to a Rule 10b5-1 trading plan, or in other transactions as permitted by the rules of the SEC. There is no requirement for future share repurchases, and there is no expiration date of the repurchase plan.
The following table summarizes information relating to purchases of our common stock made by or on behalf of the Company during the quarter ended March 29, 2025.

Issuer Purchases of Equity Securities
(amounts in thousands, except per share data)

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Fiscal January
(Dec. 29, 2024 through Feb. 1, 2025)	—	$—	—	$61,703
Fiscal February
(Feb. 2, 2025 through Mar. 1, 2025)	77	$28.85	77	$59,496
Fiscal March
(Mar. 2, 2025 through Mar. 29, 2025)	322	$31.31	322	$49,323
	399		399
(1) Represents the approximate weighted-average price paid per share excluding accrued excise taxes.
Item 5. OTHER INFORMATION
During the three months ended March 29, 2025, none of our directors or officers informed us of the adoption, modification or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

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

Date: May 6, 2025	USANA HEALTH SCIENCES, INC.

/s/ G. Douglas Hekking
G. Douglas Hekking
Chief Financial Officer (Principal Financial Officer)