Form 10-Q
period 2025-06-28
USANA HEALTH SCIENCES INC
filed 2025-08-05
CIK 896264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2025
or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 1, 2025, there were 18,271,836 outstanding shares of the registrant’s common stock, $0.001 par value.

Auditor Name: KPMG LLP	Auditor Location: Salt Lake City, Utah	Auditor Firm ID: 185

USANA HEALTH SCIENCES, INC.
FORM 10-Q
For the Quarterly Period Ended June 28, 2025

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
Although we believe that the expectations reflected in our forward-looking statements are reasonable, actual results could differ materially from those we project or assume in our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and to inherent risks and uncertainties, such as those disclosed or incorporated by reference in our filings with the Securities and Exchange Commission (“SEC”). Any forward-looking statement made by us in this report is based only on information currently available to us and speaks only as of the date hereof. We undertake no obligation to publicly update any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future developments, the occurrence of unanticipated events or otherwise. Among some of the important factors that could cause our actual results, performance and achievements to differ materially from estimates or projections contained in our forward-looking statements in this report are the following:
•Our dependence upon the direct selling business model and the activities of our independent Brand Partners (whom we formerly referred to as "Associates") to grow our direct selling business;
•Our dependence on our acquired direct-to-consumer businesses, Hiya Health Products, LLC ("Hiya") and Rise Bar Wellness, Inc. ("Rise"), to grow our business in channels outside of direct selling including direct-to-consumer, retail, and online marketplaces;
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
•Our Brand Partner compensation plan, or changes we may make to it, may be viewed negatively by some Brand Partners, could fail to achieve our desired objectives, and could have a negative impact on our direct selling business;

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
•Noncompliance by us or our Brand Partners with any data privacy or security laws or any security breach by us or a third party involving the misappropriation, loss, destruction or other unauthorized use or disclosure of confidential information;
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
•Human capital risks associated with our business, including if we are unable to attract or retain Brand Partner leaders to sell our direct selling products or if we lose key management personnel or employees in our direct selling or direct-to-consumer businesses;
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

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)
(unaudited)

	As of June 28, 2025	As of December 28, 2024
ASSETS
Current assets
Cash and cash equivalents	$151,338	$181,768
Inventories	83,269	69,735
Prepaid expenses and other current assets	27,259	27,684
Total current assets	261,866	279,187
Property and equipment, net	96,532	94,565
Goodwill	144,230	144,168
Intangible assets, net	142,747	151,823
Deferred tax assets	26,435	19,644
Other assets	62,716	58,806
Total assets	$734,526	$748,193
LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST, AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$17,899	$11,984
Line of credit	—	23,000
Other current liabilities	103,726	104,641
Total current liabilities	121,625	139,625
Deferred tax liabilities	4,662	4,073
Other long-term liabilities	22,681	18,163
Total liabilities	148,968	161,861

Redeemable noncontrolling interest	54,498	54,223

Stockholders' equity
Common stock, $0.001 par value; Authorized -- 50,000 shares, issued and outstanding 18,262 as of June 28, 2025 and 19,064 as of December 28, 2024	18	19
Additional paid-in capital	76,374	75,816
Retained earnings	474,017	478,944
Accumulated other comprehensive income (loss)	(19,349)	(22,670)
Total stockholders' equity attributable to USANA	531,060	532,109
Total liabilities, redeemable noncontrolling interest, and stockholders' equity	$734,526	$748,193
The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Net sales	$235,848	$212,869	$485,387	$440,669
Cost of sales	50,184	40,333	102,629	83,402
Gross profit	185,664	172,536	382,758	357,267
Operating expenses:
Brand Partner incentives	87,040	90,371	177,025	186,129
Selling, general and administrative	81,906	64,325	173,344	128,625
Total operating expenses	168,946	154,696	350,369	314,754
Earnings from operations	16,718	17,840	32,389	42,513
Other income (expense):
Interest income	619	2,763	1,342	5,439
Interest expense	(259)	(51)	(670)	(103)
Other, net	1,739	(349)	2,495	(535)
Other income (expense), net	2,099	2,363	3,167	4,801
Earnings before income taxes	18,817	20,203	35,556	47,314
Income taxes	8,373	9,771	15,822	20,345
Net earnings	10,444	10,432	19,734	26,969
Less: Net earnings (loss) attributable to redeemable noncontrolling interest	789	—	677	—
Net earnings attributable to USANA	$9,655	$10,432	$19,057	$26,969

Earnings per common share attributable to USANA
Basic	$0.52	$0.55	$1.01	$1.41
Diluted	$0.52	$0.54	$1.01	$1.40

Weighted average common shares outstanding
Basic	18,513	19,073	18,781	19,123
Diluted	18,536	19,159	18,811	19,230

Comprehensive income:
Net earnings	$10,444	$10,432	$19,734	$26,969
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	3,673	(1,846)	3,798	(6,948)
Tax benefit (expense) related to foreign currency translation adjustment	(270)	(69)	(477)	135
Other comprehensive income (loss), net of tax	3,403	(1,915)	3,321	(6,813)
Comprehensive income	13,847	8,517	23,055	20,156
Less: comprehensive income (loss) attributable to redeemable noncontrolling interest	789	—	677	—
Comprehensive income attributable to USANA	$13,058	$8,517	$22,378	$20,156
The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)
For the Six Months Ended June 29, 2024

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity Attributable to USANA
	Shares	Value
Balance at December 30, 2023	19,130	$19	$65,661	$445,217	$(13,695)	$497,202
Net earnings attributable to USANA				26,969		26,969
Other comprehensive income (loss), net of tax					(6,813)	(6,813)
Equity-based compensation expense			7,403			7,403
Common stock repurchased and retired	(194)	—	(1,180)	(8,303)		(9,483)
Common stock issued under equity award plans	115	—				—
Tax withholding for net-share settled equity awards			(3,070)			(3,070)
Balance at June 29, 2024	19,051	$19	$68,814	$463,883	$(20,508)	$512,208

For the Six Months Ended June 28, 2025

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity Attributable to USANA
	Shares	Value
Balance at December 28, 2024	19,064	$19	$75,816	$478,944	$(22,670)	$532,109
Net earnings attributable to USANA				19,057		19,057
Other comprehensive income (loss), net of tax					3,321	3,321
Equity-based compensation expense			6,502			6,502
Common stock repurchased and retired	(927)	(1)	(3,753)	(23,984)		(27,738)
Common stock issued under equity award plans	125	—				—
Tax withholding for net-share settled equity awards			(2,191)			(2,191)
Balance at June 28, 2025	18,262	$18	$76,374	$474,017	$(19,349)	$531,060
The accompanying notes are an integral part of these statements.

For the Three Months Ended June 29, 2024

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity Attributable to USANA
	Shares	Value
Balance at March 30, 2024	19,047	$19	$65,111	$453,451	$(18,593)	$499,988
Net earnings attributable to USANA				10,432		10,432
Other comprehensive income (loss), net of tax					(1,915)	(1,915)
Equity-based compensation expense			3,734			3,734
Common stock issued under equity award plans	4	—				—
Tax withholding for net-share settled equity awards			(31)			(31)
Balance at June 29, 2024	19,051	$19	$68,814	$463,883	$(20,508)	$512,208

For the Three Months Ended June 28, 2025

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity Attributable to USANA
	Shares	Value
Balance at March 29, 2025	18,786	$19	$74,867	$477,628	$(22,752)	$529,762
Net earnings attributable to USANA				9,655		9,655
Other comprehensive income (loss), net of tax					3,403	3,403
Equity-based compensation expense			3,622			3,622
Common stock repurchased and retired	(528)	(1)	(2,091)	(13,266)		(15,358)
Common stock issued under equity award plans	4	—				—
Tax withholding for net-share settled equity awards			(24)			(24)
Balance at June 28, 2025	18,262	$18	$76,374	$474,017	$(19,349)	$531,060
The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	June 28, 2025	June 29, 2024
Cash flows from operating activities
Net earnings	$19,734	$26,969
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities
Depreciation and amortization	16,082	6,971
Right-of-use asset reduction	3,767	3,815
(Gain) loss on sale of property and equipment	29	17
Equity-based compensation expense	6,502	7,403
Deferred income taxes	(6,485)	(4,918)
Inventory write-down	2,045	1,512
Changes in operating assets and liabilities:
Inventories	(12,988)	(4,486)
Prepaid expenses and other assets	(460)	225
Accounts payable	5,813	(3,310)
Other liabilities	(6,339)	(8,525)
Net cash provided by (used in) operating activities	27,700	25,673
Cash flows from investing activities
Proceeds from the settlement of net investment hedges	—	1,125
Payments for net investment hedge	(1,072)	(870)
Proceeds from acquisition working capital adjustment	865	—
Proceeds from sale of property and equipment	—	3
Purchases of property and equipment	(7,830)	(5,872)
Net cash provided by (used in) investing activities	(8,037)	(5,614)
Cash flows from financing activities
Repurchase of common stock	(27,507)	(9,444)
Borrowings on line of credit	1,600	691
Payments on line of credit	(24,600)	(1,476)
Payments related to tax withholding for net-share settled equity awards	(2,191)	(3,070)
Distributions to redeemable noncontrolling interest	(379)	—
Net cash provided by (used in) financing activities	(53,077)	(13,299)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	3,032	(4,831)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(30,382)	1,929
Cash, cash equivalents, and restricted cash at beginning of period	184,508	333,246
Cash, cash equivalents, and restricted cash at end of period	$154,126	$335,175
Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheets
Cash and cash equivalents	$151,338	$332,423
Restricted cash included in other assets	2,788	2,752
Total cash, cash equivalents, and restricted cash	$154,126	$335,175

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$662	$72
Income taxes	25,302	26,572
Cash received during the period for:
Income tax refund	45	5
Non-cash investing and financing activities:
Right-of-use assets obtained in exchange for lease obligations	6,262	613
Accrued purchases of property and equipment	63	57
Accrued excise tax for repurchase of common stock	231	39
The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
(unaudited)

NOTE A – ORGANIZATION, CONSOLIDATION, AND BASIS OF PRESENTATION
USANA Health Sciences, Inc. and subsidiaries ("the Company") is a global nutrition, personal health and wellness company that develops and manufactures high quality, science-based nutritional and personal care products. For financial reporting purposes, we categorize our operations into two reportable segments: direct selling and Hiya direct-to-consumer, with the remaining operating segments that are not currently material reported collectively as "Other" in our segment information.
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
Asia Pacific
(1)Asia Pacific is organized into three sub-regions: Greater China, Southeast Asia Pacific, and North Asia. Markets included in each of these sub-regions are as follows:
(i)Greater China – Hong Kong, Taiwan, and China. Our business in China is conducted by BabyCare, the Company’s wholly owned subsidiary.
(ii)Southeast Asia Pacific – Australia, New Zealand, Singapore, Malaysia, the Philippines, Thailand, Indonesia and India.
(iii)North Asia – Japan and South Korea.
Americas and Europe
(2)Americas and Europe – United States, Canada, Mexico, Colombia, and Europe (the United Kingdom, France, Germany, Spain, Italy, Romania, Belgium, and the Netherlands).
The Condensed Consolidated Balance Sheet as of December 28, 2024, derived from audited consolidated financial statements, and the unaudited interim condensed consolidated financial information of the Company have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X promulgated by the SEC. Accordingly, certain information and disclosures that are normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. The preparation of Condensed Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the Condensed Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. In the opinion of the Company’s management, the accompanying unaudited interim condensed consolidated financial information contains all adjustments, consisting only of normal recurring adjustments, that are necessary to state fairly the Company’s financial position as of June 28, 2025, and results of operations and cash flows for the three and six months ended June 28, 2025 and June 29, 2024.
The interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto that are included in the Company’s Annual Report on Form 10-K for the year ended December 28, 2024. The results of operations for the three and six months ended June 28, 2025, are not necessarily indicative of the results that may be expected for the fiscal year ending January 3, 2026.

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
NOTE B – BUSINESS COMBINATIONS
On December 23, 2024, the Company entered into a merger agreement with Hiya, a leading direct-to-consumer provider of high-quality children's health and wellness products, by which the Company acquired a 78.85% controlling ownership interest (the "Hiya Acquisition"). The total purchase price consideration for Hiya on acquisition date was $206,161 in cash, which was inclusive of a working capital adjustment relative to a targeted working capital amount in the merger agreement. During the quarter ended June 28, 2025, per the merger agreement, we finalized the working capital adjustment, which resulted in a final purchase price consideration of $206,074.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
(unaudited)
The following table summarizes the consideration transferred to acquire the 78.85% controlling ownership interest in Hiya and the estimated fair value of the assets acquired, liabilities assumed, and noncontrolling interest at the acquisition date, including measurement period adjustments for the working capital adjustment finalized during the three months ended June 28, 2025:

	Amounts Recognized as of the Acquisition Date	Measurement Period Adjustments	Amount Recognized as of Acquisition Date (as Adjusted)
Fair value of consideration transferred
Cash consideration	$206,161	$(87)	$206,074

Recognized amounts of identifiable assets acquired and liabilities assumed
Cash and cash equivalents	$3,603	$—	$3,603
Inventories	11,050	—	11,050
Other current assets	1,753	—	1,753
Intangibles	124,200	—	124,200
Operating lease right-of-use assets	383	—	383
Property and equipment	247	—	247
Other long-term assets	31		31
Total assets acquired	$141,267	$—	$141,267

Accounts payable	(3,313)	—	(3,313)
Other current liabilities	(4,566)	—	(4,566)
Operating lease liabilities	(408)	—	(408)
Total liabilities assumed	(8,287)	—	(8,287)
Total identifiable net assets	$132,980	$—	$132,980
Redeemable noncontrolling interest	54,193	(23)	54,170
Goodwill	$127,374	$(110)	$127,264
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

	Three Months Ended	Six Months Ended
(Unaudited)	June 29, 2024	June 29, 2024
Pro forma net sales	$238,678	$491,830
Pro forma net earnings attributable to USANA	9,429	23,939

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
As of June 28, 2025 and December 28, 2024, the following financial assets and liabilities were measured at fair value on a recurring basis using the type of inputs shown:

	June 28, 2025	Fair Value Measurements Using
		Inputs
		Level 1	Level 2	Level 3
Money market funds included in cash equivalents	$86,803	$86,803	$—	$—
Foreign currency contracts included in other current liabilities	(19)	—	(19)	—
Deferred compensation liabilities included in other long-term liabilities	(5,343)	—	(5,343)	—

	December 28, 2024	Fair Value Measurements Using
		Inputs
		Level 1	Level 2	Level 3
Money market funds included in cash equivalents	$116,071	$116,071	$—	$—
Foreign currency contracts included in other current liabilities	(43)	—	(43)	—
Deferred compensation liabilities included in other long-term liabilities	(4,684)	—	(4,684)	—
There were no transfers of financial assets or liabilities between levels of the fair value hierarchy for the periods indicated.
The majority of the Company’s non-financial assets, which include long-lived assets, are not required to be carried at fair value on a recurring basis. However, if an impairment charge is required, a non-financial asset would be written down to fair value. As of June 28, 2025 and December 28, 2024, none of the Company's non-financial assets were measured at fair value.
As of June 28, 2025 and December 28, 2024, the Company’s financial instruments include cash equivalents, restricted cash, and line of credit. The recorded values of cash equivalents and restricted cash approximate their fair values based on their short-term nature.
Acquired assets, liabilities assumed, and redeemable noncontrolling interest of Hiya were measured at fair value at the date of acquisition. Refer to Note B, Business Combinations.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
(unaudited)
NOTE D – INVENTORIES
Inventories consist of the following:

	June 28, 2025	December 28, 2024
Raw materials	$27,482	$24,460
Work in progress	3,521	3,612
Finished goods	52,266	41,663
Inventories	$83,269	$69,735
Noncurrent inventories	$2,976	$2,688
As of June 28, 2025, noncurrent inventories consisted of $2,352 of raw materials and $624 of finished goods inventory. As of December 28, 2024, noncurrent inventories consisted of $1,892 of raw materials and $796 of finished goods inventory. Noncurrent inventories are included in the “Other assets” line item on the Company’s Condensed Consolidated Balance Sheets. Noncurrent inventory is anticipated to be consumed beyond our normal operating cycle, but prior to obsolescence.
Inventory for our Hiya segment is carried at the lower of cost or net realizable value using the weighted-average cost method. Net realizable value is determined using various assumptions with regard to excess or slow-moving inventories. Hiya did not record a valuation adjustment to inventory as of June 28, 2025 and December 28, 2024. Deposits on inventory are included in "Prepaid expenses and other current assets" line item on the Company's Condensed Consolidated Balance Sheets.
NOTE E – INVESTMENT IN EQUITY SECURITIES
As of June 28, 2025 and December 28, 2024, the carrying amount of equity securities without readily determinable fair values was $20,000 and is included in the “Other assets” line item on the Company’s Condensed Consolidated Balance Sheets.
During the three and six months ended June 28, 2025 and June 29, 2024, no observable price changes occurred and no adjustment to the carrying value of the securities was recorded. Additionally, no impairment of securities was recorded for the three and six months ended June 28, 2025, and June 29, 2024.
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
Other revenue includes fees, which are paid by the customer at the beginning of the service period, for access to online customer service applications and annual account renewal fees for Brand Partners, for which control is transferred over time as services are delivered and are recognized as revenue on a straight-line basis over the term of the respective contracts.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
(unaudited)
The following table presents Other revenue, included in Net sales in the Condensed Consolidated Statements of Comprehensive Income, for the periods indicated:

	Three Months Ended		Six Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Other revenue	$566	$644	$1,064	$1,362
Disaggregation of revenue by geographic region and major product line is included in Segment Information in Note K.
The following table provides information about contract liabilities from contracts with customers, including significant changes in the contract liabilities balances during the period:

	June 28, 2025	December 28, 2024
Contract liabilities, included in other current liabilities, at beginning of period	$12,050	$13,910
Increase due to deferral of revenue at end of period	10,455	12,050
Decrease due to beginning contract liabilities recognized as revenue	(10,356)	(13,910)
Contract liabilities, included in other current liabilities, at end of period	$12,149	$12,050
NOTE G – LINE OF CREDIT
On June 27, 2025, the Company as borrower, and certain of its material subsidiaries as guarantors, entered into a Third Amended and Restated Credit Agreement (the “Credit Agreement”) with Bank of America, N.A. (“Bank of America”), as Administrative Agent, Swingline Lender and Letter of Credit Issuer, and the other lenders party thereto.
The Credit Agreement provides for a revolving credit limit for loans to the Company of up to $75,000 (the “Credit Facility”). In addition, at the option of the Company, and subject to certain conditions, the Company may request to increase the aggregate commitment under the Credit Facility by up to $200,000.
There was $0 and $23,000 of outstanding debt balance on the Credit Facility as of June 28, 2025 and December 28, 2024, respectively. The obligations of the Company under the Credit Agreement are secured by the pledge of capital stock of subsidiaries of the Company, pursuant to a Security and Pledge Agreement.
Interest on revolving borrowings under the Credit Facility is computed using the Secured Overnight Financing Rate ("SOFR") or the base rate, which is based on the Federal Funds Rate, the Bank of America Prime Rate, or SOFR, adjusted by features specified in the Credit Agreement. The covenants require the Company's rolling four-quarter consolidated earnings before interest, taxes, depreciation and amortization ("EBITDA") (as defined in the Credit Agreement) to be equal to or greater than $80,000 for the period of four prior fiscal quarters ending on each of June 28, 2025, September 27, 2025, January 3, 2026, April 4, 2026, and July 4, 2026, and $100,000 for the period of four prior fiscal quarters ending on October 3, 2026 and each fiscal quarter ending thereafter. The covenants also require the Company's ratio of consolidated funded debt to consolidated EBITDA to be equal to or less than 2.0 to 1.0 at the end of each quarter. The Credit Agreement does not include any restrictions on the payment of cash dividends or share repurchases by the Company. Consolidated EBITDA and consolidated funded debt are non-GAAP terms.
The Company will be required to pay any balance on this Credit Facility in full at the time of maturity in June 2030.
The Company maintains local lines of credit across different markets to secure sufficient working capital. As of June 28, 2025 and December 28, 2024, there was no balance on the local lines of credit.

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
NOTE I – DERIVATIVE FINANCIAL INSTRUMENTS
The Company’s risk management strategy includes the select use of derivative instruments to reduce the effects of volatility in foreign currency exchange exposure on operating results and cash flows. In accordance with the Company’s risk management policies, the Company does not hold or issue derivative instruments for trading or speculative purposes. The Company recognizes all derivative instruments as either assets or liabilities in the balance sheets at their respective fair values. When the Company becomes a party to a derivative instrument and intends to apply hedge accounting, the Company formally documents the hedge relationship and the risk management objective for undertaking the hedge, the nature of risk being hedged, and the hedged transaction, which includes designating the instrument for financial reporting purposes as a fair value hedge, a cash flow hedge, or a net investment hedge. The Company also documents how the hedging instrument’s effectiveness in offsetting the hedged risk will be assessed prospectively and retrospectively, and a description of the method used to measure ineffectiveness.
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
During the six months ended June 28, 2025 and June 29, 2024, the Company entered into and settled European options designated as net investment hedges with notional amounts of $70,062 and $77,345, respectively. For the three and six months ended June 28, 2025 and June 29, 2024, the Company realized (losses) gains of $(1,072) and $255, respectively, recorded to FCTA within AOCI. The Company assessed the hedge effectiveness under the forward rate method, determining the hedging instruments were highly effective.
As of June 28, 2025, there were no derivatives outstanding for which the Company has applied hedge accounting.
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

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
(unaudited)
The following is a reconciliation of the numerator and denominator used to calculate basic EPS and diluted EPS for the periods indicated:

	Three Months Ended		Six Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Net earnings attributable to USANA	$9,655	$10,432	$19,057	$26,969

Weighted average common shares outstanding - basic	18,513	19,073	18,781	19,123
Dilutive effect of in-the-money equity awards	23	86	30	107
Weighted average common shares outstanding - diluted	18,536	19,159	18,811	19,230
Earnings per common share from net earnings attributable to USANA:
Basic	$0.52	$0.55	$1.01	$1.41
Diluted	$0.52	$0.54	$1.01	$1.40

Equity awards excluded as the impact was anti-dilutive	396	696	431	541
Under the Company's share repurchase plan, during the three and six months ended June 28, 2025, the Company repurchased and retired 528 and 927 shares for $15,358 and $27,738, inclusive of accrued excise tax of $151 and $231. During the six months ended June 29, 2024, the Company repurchased and retired 194 shares for $9,483, inclusive of accrued excise tax of $39. There were no shares repurchased during the three months ended June 29, 2024.
The excess of the repurchase price over par value is allocated between additional paid-in capital and retained earnings on a pro-rata basis. The purchase of shares under this plan reduces the number of shares outstanding in the above calculations.
As of June 28, 2025, the remaining authorized repurchase amount under the stock repurchase plan was $33,965, inclusive of accrued excise tax. There is no expiration date on the remaining approved repurchase amount and no requirement for future share repurchases.
NOTE K – SEGMENT INFORMATION
The Company primarily operates as a global nutrition, personal health and wellness company that develops and manufactures high quality, science-based nutritional, and personal care products. As of June 28, 2025, the Company had two reportable segments: direct selling and Hiya direct-to-consumer.
Management identifies segments based upon the Company's organizational and management reporting structure. The direct selling segment develops and manufactures high quality, science-based nutritional, personal care and skincare products with a primary focus on promoting long-term health and wellness in various geographic markets worldwide that are distributed through the direct selling channel. The Hiya direct-to-consumer segment became a new reportable segment resulting from the Hiya Acquisition at the end of 2024, which occurred after June 29, 2024. Hiya is a leading provider of high-quality children’s health and wellness products in the U.S. that are distributed through the direct-to-consumer channel. Additionally, the Company has operating segments that are not currently material and included as a component of “Other.”
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

	Three Months Ended June 28, 2025
	Direct selling	Hiya direct-to-consumer	Other	Total
Net sales (1)	$199,128	$33,931	$2,789	$235,848
Less:
Cost of sales	36,294	12,287	1,603	50,184
Brand Partner incentives	86,925	—	115	87,040
Selling, general and administrative (2)	62,034	17,920	1,952	81,906
Segment earnings (loss) from operations	$13,875	$3,724	$(881)	$16,718

Reconciliation of segment earnings from operations
Interest income				619
Interest expense				(259)
Other, net				1,739
Earnings before income taxes				$18,817
______________________________
(1)The direct selling segment excludes $1,183 of intersegment net sales.
(2)Includes amortization of acquired intangible assets of $4,456 and $309 for the Hiya segment and other category, respectively.

	Three Months Ended June 29, 2024
	Direct selling	Other	Total
Net sales (1)	$211,208	$1,661	$212,869
Less:
Cost of sales	39,446	887	40,333
Brand Partner incentives	90,239	132	90,371
Selling, general and administrative (2)	62,554	1,771	64,325
Segment earnings (loss) from operations	$18,969	$(1,129)	$17,840

Reconciliation of segment earnings from operations
Interest income			2,763
Interest expense			(51)
Other, net			(349)
Earnings before income taxes			$20,203
______________________________
(1)The direct selling segment excludes $558 of intersegment net sales.
(2)Includes amortization of acquired intangible assets of $372 for the other category.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
(unaudited)

	Six Months Ended June 28, 2025
	Direct selling	Hiya direct-to-consumer	Other	Total
Net sales (1)	$409,579	$71,020	$4,788	$485,387
Less:
Cost of sales	73,474	26,394	2,761	102,629
Brand Partner incentives	176,768	—	257	177,025
Selling, general and administrative (2)	127,975	41,433	3,936	173,344
Segment earnings (loss) from operations	$31,362	$3,193	$(2,166)	$32,389

Reconciliation of segment earnings from operations
Interest income				1,342
Interest expense				(670)
Other, net				2,495
Earnings before income taxes				$35,556
______________________________
(1)The direct selling segment excludes $1,946 of intersegment net sales.
(2)Includes amortization of acquired intangible assets of and $8,911 and $615 for the Hiya segment and other category, respectively.

	Six Months Ended June 29, 2024
	Direct selling	Other	Total
Net sales (1)	$437,356	$3,313	$440,669
Less:
Cost of sales	81,714	1,688	83,402
Brand Partner incentives	185,796	333	186,129
Selling, general and administrative (2)	125,284	3,341	128,625
Segment earnings (loss) from operations	$44,562	$(2,049)	$42,513

Reconciliation of segment earnings from operations
Interest income			5,439
Interest expense			(103)
Other, net			(535)
Earnings before income taxes			$47,314
______________________________
(1)The direct selling segment excludes $978 of intersegment net sales.
(2)Includes amortization of acquired intangible assets of $741 for the other category.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Depreciation and amortization:
Direct selling	$2,949	$3,457	$6,469	$6,256
Hiya direct-to-consumer	4,468	—	8,951	—
Other	326	356	662	715
Consolidated total	$7,743	$3,813	$16,082	$6,971
No single Brand Partner accounted for 10% or more of net sales for the periods presented. The table below summarizes the approximate percentage of total product revenue for our direct selling and Hiya direct-to-consumer segments, and other category, that has been contributed by the Company’s nutritional supplements, food, and personal care and skincare products for the periods indicated.

	Three Months Ended		Six Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Direct selling:
USANA® Nutritionals	76%	87%	76%	87%
USANA Foods(1)	5%	7%	5%	6%
Personal care and skincare	4%	5%	4%	6%
Hiya direct-to-consumer:
Hiya nutritional supplements	14%	—%	14%	—%
Other	1%	1%	1%	1%
______________________________
(1)Includes the Company’s Active Nutrition line.
Selected Financial Information
Financial information, presented by geographic region is listed below:

	Three Months Ended		Six Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Net sales to external customers:
Asia Pacific
Greater China	$113,171	$115,513	$231,917	$243,128
Southeast Asia Pacific	32,887	35,402	68,607	71,467
North Asia	17,166	19,710	36,107	41,131
Asia Pacific total	163,224	170,625	336,631	355,726
Americas and Europe (1)	72,624	42,244	148,756	84,943
Consolidated total	$235,848	$212,869	$485,387	$440,669
______________________________
(1)Includes results of the Hiya direct-to-consumer segment.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
(unaudited)
The following table provides further information on markets representing ten percent or more of consolidated net sales and long-lived assets (excluding intangible assets), respectively:

	Three Months Ended		Six Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Net sales:
China	$102,105	$105,115	$209,795	$220,869
United States (1)	54,082	21,640	112,005	43,804
______________________________
(1)Includes results of the Hiya direct-to-consumer segment.

	As of
	June 28, 2025	December 28, 2024
Long-lived assets:
United States	$80,115	$81,459
China	30,617	29,304
NOTE L – REDEEMABLE NONCONTROLLING INTEREST
On December 23, 2024, the Company acquired a controlling financial interest in Hiya. Simultaneously, USANA and the remaining noncontrolling interest holders entered into an Amended and Restated Limited Liability Company Agreement ("LLC Agreement"). The agreement granted USANA the right to buy ("Call Right") and the noncontrolling interest holders the right to cause USANA to purchase ("Put Right") half of the remaining noncontrolling interest units beginning on April 30, 2028, and the remaining unpurchased noncontrolling interest units beginning on April 30, 2030 or, if the Put Right and Call Right have not, collectively, been exercised with respect to all noncontrolling interest units prior to the end of 2030, the period beginning on April 30th of each year after 2030. The purchase price for the noncontrolling interest units pursuant to the Call Right and Put Right is based on Hiya’s Adjusted EBITDA (as defined in the LLC Agreement) for the calendar year immediately prior to the year in which such right is exercised, multiplied by the Company Value Reference Amount (as defined in the LLC Agreement). The Call Right and Put Right are not mandatorily redeemable. The redemption of the noncontrolling interest is contingent upon the passage of time and within the control of the interest holders, therefore, the Company has classified the noncontrolling interest as redeemable within the mezzanine section on the Condensed Consolidated Balance Sheets.
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

	Three Months Ended June 28, 2025	Six Months Ended June 28, 2025
Beginning balance	$54,111	$54,223
Net earnings (loss) attributable to redeemable noncontrolling interest	789	677
Distributions to redeemable noncontrolling interest	(379)	(379)
Business combination measurement period adjustment	(23)	(23)
Ending balance	$54,498	$54,498

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
(unaudited)
NOTE M – SUBSEQUENT EVENT
On July 4, 2025, President Trump signed the One Big Beautiful Bill Act (“The Act”), which includes a broad range of tax reform provisions affecting domestic and international tax reporting. The Act contains tax provisions that impact current tax year reporting and provisions that take effect in future filings. The Company is in the process of evaluating the financial impact of these provisions and related tax planning opportunities. At this time, the Company does not expect The Act to have a significant impact on the Company’s financial reporting.

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
Direct selling: Direct selling is our primary business with approximately 84% of consolidated net sales during the six months ended June 28, 2025. Our direct selling customer base is primarily comprised of two types of customers: “Brand Partners” (previously Associates) and “Preferred Customers,” referred to together as “active Customers.” To demonstrate our commitment to our sales leaders, we are refining the terminology to reference our sales leaders from "Associates" to "Brand Partners." The term Brand Partner reflects a more strategic, collaborative relationship, and better represents the crucial role these individuals play in the sustainable long-term growth of the business. Our Brand Partners also sell our products to retail customers. Brand Partners share in our company vision by acting as independent distributors of our products in addition to purchasing our products for their personal use. In 2023, we launched our Affiliate program in the United States, Canada, and Mexico, which offers another sales and compensation opportunity to individuals who are interested in selling USANA products. Affiliates are discussed and reported in the report as part of our Brand Partners. Preferred Customers purchase our products strictly for personal use and are not permitted to resell or to distribute the products. We only count as active Customers those Brand Partners and Preferred Customers who have purchased from us at any time during the most recent three-month period. As of June 28, 2025, we had approximately 418,000 active Customers worldwide in our direct selling business.
We have direct selling operations in multiple markets, with sales and expenses being generated and incurred in multiple currencies. Our reported U.S. dollar sales and earnings can be significantly affected by fluctuations in currency exchange rates. In general, our operating results are affected positively by a weakening of the U.S. dollar and negatively by a strengthening of the U.S. dollar. During the six months ended June 28, 2025, net sales outside of the United States represented 91.3% of direct selling net sales. In our net sales discussions that follow, we approximate the impact of currency fluctuations on net sales by translating current year sales at the average exchange rates in effect during the comparable periods of the prior year.
Hiya direct-to-consumer: Hiya operates and sells products to customers in the United States. Hiya's customers purchase Hiya products for personal use primarily through a subscription model, which is intended to provide a steady, predictable income stream for Hiya. The ongoing nature of subscriptions fosters stronger relationships with customers by making it easier for them to receive products regularly, which we believe leads to retention and loyalty. Hiya's subscription model also provides important data on customer preferences and behaviors, which enables personalized offerings, efficient marketing and data-driven innovation insights. We evaluate Hiya's customer counts and behavior through their monthly subscribers and only count as "active Monthly Subscribers" those Hiya customers who have purchased from Hiya at any time during the most recent month. As of June 28, 2025, Hiya had approximately 200,400 active Monthly Subscribers.
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
We discuss our "other" category, which is not a reportable segment, together with our "direct selling" segment.
The following tables summarize operating results as a percentage of net sales for the current and prior-year periods, as indicated:

	Three Months Ended
	June 28, 2025			June 29, 2024
	Direct selling & Other	Hiya direct-to-consumer	Consolidated	Direct selling & Other	Hiya direct-to-consumer	Consolidated
Net sales	100.0%	100.0%	100.0%	100.0%	N/A	100.0%
Cost of sales	18.8%	36.2%	21.3%	18.9%	N/A	18.9%
Gross profit	81.2%	63.8%	78.7%	81.1%	N/A	81.1%
Operating expenses:
Brand Partner incentives	43.1%	—%	36.9%	42.5%	N/A	42.5%
Selling, general and administrative	31.7%	52.8%	34.7%	30.2%	N/A	30.2%
Total operating expenses	74.8%	52.8%	71.6%	72.7%	N/A	72.7%
Earnings (loss) from operations	6.4%	11.0%	7.1%	8.4%	N/A	8.4%

Amortization of acquired intangible assets	0.2%	13.1%	2.0%	0.3%	N/A	0.3%

	Six Months Ended
	June 28, 2025			June 29, 2024
	Direct selling & Other	Hiya direct-to-consumer	Consolidated	Direct selling & Other	Hiya direct-to-consumer	Consolidated
Net sales	100.0%	100.0%	100%	100.0%	N/A	100.0%
Cost of sales	18.4%	37.2%	21.1%	18.9%	N/A	18.9%
Gross profit	81.6%	62.8%	78.9%	81.1%	N/A	81.1%
Operating expenses:
Brand Partner incentives	42.7%	—%	36.5%	42.2%	N/A	42.2%
Selling, general and administrative	31.8%	58.3%	35.7%	29.2%	N/A	29.2%
Total operating expenses	74.5%	58.3%	72.2%	71.4%	N/A	71.4%
Earnings (loss) from operations	7.1%	4.5%	6.7%	9.7%	N/A	9.7%

Amortization of acquired intangible assets	0.1%	12.5%	2.0%	0.2%	N/A	0.2%
For more information relating to our reportable segments, see Note K to our Condensed Consolidated Financial Statements.
Products
The following table summarizes the approximate percentage of total product revenue for our direct selling segment that has been contributed by major product lines and our top-selling products for the current and prior-year periods, as indicated:

	Six Months Ended
	June 28, 2025	June 29, 2024
Product Line
USANA® Nutritionals
Optimizers	72%	71%
Essentials/CellSentials(1)	16%	16%
USANA Foods(2)	6%	6%
Personal care and Skincare	5%	6%
All other	1%	1%
Key Product
USANA® Essentials/CellSentials	9%	10%
Proflavanol®	9%	10%
Probiotic	8%	8%
______________________________
(1)Represents a product line consisting of multiple products, as opposed to the actual USANA® Essentials / CellSentials product.
(2)Includes our Active Nutrition line.

The following table summarizes the approximate percentage of total product revenue for our Hiya direct-to-consumer segment that has been contributed by major product lines for the current period, as indicated:

Six Months Ended
Product Line	June 28, 2025
Kids Daily Multivitamin	53%
Kids Daily Probiotic	14%
Kids Daily Greens & Superfoods	14%
Kids Bedtime Essentials	11%
Kids Daily Iron	4%
Kids Daily Immune	3%
Kids Daily Hydration	1%
Customers
Direct selling
Because we sell our products to a direct selling customer base of independent Brand Partners and Preferred Customers, we increase our sales by increasing the number of our active Customers, the amount they spend on average, or both. Our primary focus continues to be increasing the number of active Customers. We believe this focus is consistent with our vision of improving the overall health and nutrition of individuals and families around the world. Increases or decreases in product sales are typically the result of variations in the volume of product sold relating to fluctuations in the number of active Customers purchasing our products. The number of active Customers is, therefore, used by management as a key non-financial indicator to evaluate our operational performance.
Sales to Brand Partners accounted for approximately 51% of direct selling segment sales during the six months ended June 28, 2025, with the remainder of our sales generated from Preferred Customers. As of June 28, 2025, Brand Partners and Preferred Customers represented approximately 41% and 59%, respectively, of the total active Customer base for the quarter in the direct selling segment. The table below summarizes the changes in our active Customer base for our direct selling segment by geographic region, rounded to the nearest thousand as of the dates indicated:

	Total Active Customers by Region				Change from Prior Year	Percent Change
	As of June 28, 2025		As of June 29, 2024
Asia Pacific:
Greater China	231,000	55.3%	250,000	53.4%	(19,000)	(7.6%)
Southeast Asia Pacific	68,000	16.3%	77,000	16.4%	(9,000)	(11.7%)
North Asia	37,000	8.8%	42,000	9.0%	(5,000)	(11.9%)
Asia Pacific total	336,000	80.4%	369,000	78.8%	(33,000)	(8.9%)
Americas and Europe	82,000	19.6%	99,000	21.2%	(17,000)	(17.2%)
	418,000	100.0%	468,000	100.0%	(50,000)	(10.7%)
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

Non-GAAP Financial Measures
We believe that presentation of certain non-GAAP financial information is meaningful and useful in understanding the activities and business metrics of our operations. Management believes these measures reflect an additional way of viewing aspects of our business that, when viewed with our U.S. GAAP results, provide a more complete understanding of factors and trends affecting our business. This non-GAAP financial information may be determined or calculated differently by other companies, limiting the usefulness of those measures for comparative purposes. We provide such non-GAAP financial information for informational purposes only. Readers should consider the information in addition but not instead of or superior to, our Condensed Consolidated Financial Statements prepared in accordance with U.S. GAAP, accompanying this report.
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
Results of Operations
Summary of Financial Results
Net sales for the second quarter of 2025 increased 10.8% to $235.8 million, an increase of $23.0 million, compared with the prior-year quarter. The addition of Hiya was the primary catalyst to year-over-year growth in consolidated net sales while the direct selling segment experienced modest declines during the quarter. A challenging economic and operating environment contributed to a decrease in active Customers in the direct selling segment, which was a key factor in the lower year-over-year performance, partially offset by an increase in average spend per customer. While we've experienced an unfavorable impact from changes in currency exchange rates over the past several quarters, the impact was minimal on the current quarter.
Net earnings attributable to USANA for the second quarter of 2025 were $9.7 million, a decrease of 7.4% compared with $10.4 million during the prior-year quarter. Several items contributed to lower year-over-year net earnings during the current year quarter including amortization costs of acquired intangible assets as well as lower net interest income attributable to deploying cash reserves related to the acquisition of Hiya. Lower net sales in the direct selling segment also contributed to lower year-over-year net earnings.

Three Months Ended June 28, 2025 and June 29, 2024
Net Sales
The following table summarizes the changes in net sales by segment for the fiscal quarters ended as of the dates indicated:

	Net Sales by Region (in thousands)				Change from prior year	Percent change	Currency impact on sales	Percent change excluding currency impact
	Three Months Ended
	June 28, 2025		June 29, 2024
Direct Selling:
Asia Pacific
Greater China	$113,171	48.0%	$115,513	54.3%	$(2,342)	(2.0%)	$(14)	(2.0%)
Southeast Asia Pacific	32,887	13.9%	35,402	16.6%	(2,515)	(7.1%)	1,083	(10.2%)
North Asia	17,166	7.3%	19,710	9.3%	(2,544)	(12.9%)	(342)	(11.2%)
Asia Pacific total	163,224	69.2%	170,625	80.2%	(7,401)	(4.3%)	727	(4.8%)
Americas and Europe	35,904	15.2%	40,583	19.0%	(4,679)	(11.5%)	(699)	(9.8%)
Direct Selling total	199,128	84.4%	211,208	99.2%	(12,080)	(5.7%)	28	(5.7%)
Hiya	33,931	14.4%	—	—%	33,931	N/A	—	N/A
Other	2,789	1.2%	1,661	0.8%	1,128	67.9%	—	67.9%
Consolidated total	$235,848	100.0%	$212,869	100.0%	$22,979	10.8%	$28	10.8%
Direct Selling Net Sales
Net sales in our direct selling business (discussed with our "other" category) for the three-month period ended June 28, 2025 were $201.9 million, down 5.1% when compared to the corresponding period of 2024. On a constant currency basis, net sales in the direct selling segment declined 5.2%. A challenging economic and operating environment, which contributed to a decrease in active Customers, was the primary contributor to lower net sales in the direct selling segment. This decrease was partially offset by modest price increases and higher sales per active Customer.
Asia Pacific: Net sales declined 4.3%, or 4.8% on a constant currency basis, in this region during the current year quarter. Active Customers in this region declined 8.9% year-over-year, while average spend per customer increased 4.7% year-over-year. This decline reflects a challenging economic and operating environment which contributed to a decrease in active Customers partially offset by higher sales per active Customer and modest price increases throughout the region. This decline was primarily concentrated in China, South Korea, and Malaysia. Local currency net sales declined 2.4% in China on an 8.2% decrease in active Customers, partially offset by an increase of 6.2% in average spend per customer. Local currency net sales declined 11.5% in South Korea primarily attributable to a 12.2% decrease in active Customers, partially offset by a 0.9% increase in average spend per customer. Local currency net sales declined 20.0% in Malaysia on a 20.0% decrease in active Customers, in large part due to the Asia Pacific Convention held in the prior year quarter.
Americas and Europe: Net sales declined 11.5%, or 9.8% on a constant currency basis, in this region during the current year quarter. Active Customers in this region declined 17.2% year-over-year, while average spend per customer increased 9.0% year-over-year. Year-over-year results in this region reflect a continued challenging environment to attract new customers. Net sales decreased 13.1% in the United States attributable, in great part, to a 17.1% decrease in active Customers and was partially offset by a 4.9% increase in average spend per customer. Local currency net sales decreased 5.0% and 6.0% in Mexico and Canada, respectively, primarily due to a decrease in active Customers of 12.5% and 18.2%, respectively, partially offset by average spend per customer increases of 8.7% and 14.7%, respectively.

Hiya Net Sales
Our Hiya direct-to-consumer net sales for the three-month period ended June 28, 2025 were $33.9 million. There were no sales in the corresponding period of 2024 as the acquisition of Hiya occurred in the fourth quarter of 2024.
Gross Profit
Gross profit decreased 240 basis points to 78.7% of net sales, down from 81.1% in the prior-year quarter. The decrease in gross profit is largely attributed to an approximate 250 basis point unfavorable impact on consolidated results from the inclusion of Hiya, which carries lower gross margins relative to the direct selling business. Gross margin in the direct selling business improved 10 basis points from the prior year to 81.2% of segment net sales. The increase in gross profit for the direct selling segment can primarily be attributable to the reorganization of our commercial team, a favorable change in market sales mix, and modest price increases, partially offset by unfavorable changes in currency exchange rates.
Brand Partner Incentives
Brand Partner incentives expense is incurred only in the direct selling segment. Brand Partner incentives within the direct selling business increased 60 basis points to 43.1% of segment net sales, up from 42.5% in the prior-year quarter. The relative increase can be attributed to an unfavorable shift in market mix and higher accruals for incentive trips and awards in the current year quarter, partially offset by modest price increases. On a consolidated basis, Brand Partner incentives decreased 560 basis points to 36.9% of net sales, down from 42.5% in the prior-year quarter. This decrease can be attributed to inclusion of Hiya sales where no Brand Partner incentives are paid.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $17.6 million in absolute terms during the current year quarter, or 450 basis points relative to net sales. The increase reflects an approximate 300 basis point unfavorable impact on consolidated results from the Hiya direct-to-consumer segment, which has a higher mix of selling, general and administrative expenses compared to the direct selling segment. Hiya's second quarter reflected normal levels of marketing spend, as well as the inclusion of amortization costs of acquired intangible assets. Relative selling, general and administrative expenses for our direct selling segment increased 150 basis points from the prior year to 31.7% of segment net sales. The increase is primarily due to a loss of leverage on lower year-over-year net sales and the change in the activities and organization of the commercial team, partially offset by a decrease in costs for distributor events.
Income Taxes
Income taxes decreased to 44.5% of pre-tax earnings during the second quarter from the 48.4% reported in the second quarter of 2024. The lower effective tax rate can be attributed primarily to the change in market mix of pre-tax income.
Diluted Earnings per Share Attributable to USANA
Diluted EPS attributable to USANA decreased to $0.52 as compared to $0.54 reported in the prior-year quarter. This decrease can be attributed to lower net earnings attributable to USANA driven, in great part, by amortization costs of acquired intangible assets, lower net interest income, and lower net sales in the direct selling segment.

Six Months Ended June 28, 2025 and June 29, 2024
Net Sales
The following table summarizes the changes in net sales by segment for the six months ended as of the dates indicated:

	Net Sales by Region (in thousands)				Change from prior year	Percent change	Currency impact on sales	Percent change excluding currency impact
	Six Months Ended
	June 28, 2025		June 29, 2024
Direct Selling:
Asia Pacific
Greater China	$231,917	47.8%	$243,128	55.2%	$(11,211)	(4.6%)	$(2,029)	(3.8%)
Southeast Asia Pacific	68,607	14.1%	71,467	16.2%	(2,860)	(4.0%)	965	(5.4%)
North Asia	36,107	7.5%	41,131	9.3%	(5,024)	(12.2%)	(2,051)	(7.2%)
Asia Pacific total	336,631	69.4%	355,726	80.7%	(19,095)	(5.4%)	(3,115)	(4.5%)
Americas and Europe	72,948	15.0%	81,630	18.5%	(8,682)	(10.6%)	(2,448)	(7.6%)
Direct Selling total	409,579	84.4%	437,356	99.2%	(27,777)	(6.4%)	(5,563)	(5.1%)
Hiya	71,020	14.6%	—	—%	71,020	N/A	—	N/A
Other	4,788	1.0%	3,313	0.8%	1,475	44.5%	—	44.5%
Consolidated total	$485,387	100.0%	$440,669	100.0%	$44,718	10.1%	$(5,563)	11.4%
Direct Selling Net Sales
Net sales in our direct selling business (discussed with our "other" category) for the six-month period ended June 28, 2025 were $414.4 million, down 6.0% when compared to the corresponding period of 2024. On a constant currency basis, net sales in the direct selling segment declined 4.7%. A generally lower cadence of promotional activity during the current year period and a decrease in active Customer counts were the primary contributors to lower net sales in the direct selling segment. This decrease was partially offset by modest price increases and higher sales per active Customer.
Asia Pacific: Net sales declined 5.4%, or 4.5% on a constant currency basis, in this region during the current year period. Active Customers in this region declined 7.1% year-over-year. This decline reflects a lower cadence of promotional activity partially offset by 2.9% higher average spend per customer and modest price increases throughout the region. This decline was primarily concentrated in China, South Korea, Australia, and Malaysia. Local currency net sales declined 3.9% in China on a 7.8% decrease in active Customers, partially offset by an increase of 4.2% in average spend per customer. Local currency net sales declined 7.5% in South Korea primarily attributable to a 4.8% decrease in active Customers and a 2.4% decrease in average spend per Customer. Local currency net sales declined 5.5% in Australia primarily attributable to a 10.7% decrease in active Customers, partially offset by a 6.0% increase in average spend per Customer. Local currency net sales declined 11.4% in Malaysia on an 8.2% decrease in active Customers and a 3.1% decrease in average spend per Customer.
Americas and Europe: Net sales declined 10.6%, or 7.6% on a constant currency basis, in this region during the current year period. Active Customers in this region declined 15.7% year-over-year, while average spend per customer increased 9.6% year-over-year. Year-over-year results in this region reflect a continued challenging environment to attract new customers as well as the variability of the timing and type of promotional activity offered during the quarter. Net sales decreased 10.6% in the United States attributable, in great part, to a 16.9% decrease in active Customers and was partially offset by a 7.6% increase in average spend per customer. Local currency net sales decreased 6.8% and 3.6% in Mexico and Canada, respectively, primarily due to a decrease in active Customers of 17.6% and 13.8%, respectively, partially offset by an increase in average spend per Customer of 13.0% and 11.9%, respectively.

Hiya Net Sales
Our Hiya direct-to-consumer net sales for the six-month period ended June 28, 2025 were $71.0 million. There were no sales in the corresponding period of 2024 as the acquisition of Hiya occurred in the fourth quarter of 2024.
Gross Profit
Gross profit decreased 220 basis points to 78.9% of net sales, down from 81.1% for the six months ended June 29, 2024. The decrease in gross profit is largely attributed to an approximate 270 basis point unfavorable impact on consolidated results from the inclusion of Hiya, which carries lower gross margins relative to the direct selling business. Gross margin in the direct selling business improved 50 basis points from the prior year to 81.6% of segment net sales. The increase in gross profit for the direct selling segment can primarily be attributable to restructuring of the commercial team, modest price increases, and lower freight costs for customer shipments, partially offset by unfavorable changes in currency exchange rates.
Brand Partner Incentives
Brand Partner incentives expense is incurred only in the direct selling segment. Brand Partner incentives within the direct selling business increased 50 basis points to 42.7% of segment net sales, up from 42.2% in the prior-year period. The relative increase can primarily be attributed to an unfavorable shift in market mix, decreased spend on incentive promotions in the first quarter of 2024, and higher accruals for incentive trips and events in the current year, partially offset by modest price increases. On a consolidated basis, Brand Partner incentives decreased 570 basis points to 36.5% of net sales, down from 42.2% in the prior-year period. This decrease can be attributed to inclusion of Hiya sales where no Brand Partner incentives are paid.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $44.7 million in absolute terms during the current year period, or 640 basis points relative to net sales. The increase reflects an approximate 380 basis point unfavorable impact on consolidated results from the Hiya direct-to-consumer segment, which has a higher mix of selling, general and administrative expenses compared to the direct selling segment. Hiya reflected normal levels of marketing spend, as well as the inclusion of amortization costs of acquired intangible assets. Our direct selling segment increased 260 basis points from the prior year to 31.8% of segment net sales. The increase is primarily due to the change in the activities and organization of the commercial team, an increase in employee related costs, and costs related to the Hiya acquisition, partially offset by a decrease in spending on distributor events.
Income Taxes
Income taxes increased to 44.5% of pre-tax earnings, up from 43.0% of pre-tax earnings for the six months ended June 29, 2024. The higher effective tax rate can be attributed primarily to the change in market mix of pre-tax income.
Diluted Earnings per Share Attributable to USANA
Diluted earnings per share attributable to USANA decreased 27.9% to $1.01 as compared to $1.40 reported for the six months ended June 29, 2024. This decrease can be attributed to lower net earnings attributable to USANA driven, in great part, by amortization costs of acquired intangible assets, lower net interest income, an unfavorable impact from currency exchange rates, and lower net sales in the direct selling segment.
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
Cash and Cash Equivalents
Cash and cash equivalents decreased to $151.3 million as of June 28, 2025, from $181.8 million as of December 28, 2024. Cash flow provided by operating activities was $27.7 million, offset by cash used in financing activities of $53.1 million, and cash used in investing activities of $8.0 million. Additionally, favorable changes in currency exchange rates have impacted cash and cash equivalents, and restricted cash by $3.0 million.
The table below presents concentrations of cash and cash equivalents by market for the periods indicated:

	Cash and cash equivalents (in millions)
	As of June 28, 2025	As of December 28, 2024
United States	$59.5	$43.0
China	60.5	101.2
All other markets	31.3	37.6
Total cash and cash equivalents	$151.3	$181.8
During the six months ended June 28, 2025, our China subsidiary remitted profits through an annual dividend of $69.4 million to the United States, inclusive of net loss from a dividend hedge and net of applicable taxes.
Cash Flows Provided by Operations
As discussed above, our principal source of liquidity comes from our net cash flow from operations.
Net cash flow provided by operating activities was $27.7 million for the first six months of 2025. Net earnings combined with adjustments of non-cash items and an increase in accounts payable contributed positively to our net cash flow provided by operating activities, partially offset by cash used to pay the 2024 annual employee bonus, accrued Brand Partner incentives, and the purchase of inventories.
Net cash flow provided by operating activities was $25.7 million for the first six months of 2024. Net earnings combined with adjustments of non-cash items contributed positively to our net cash flow provided by operating activities, partially offset by cash used to pay accounts payable, accrued Brand Partner incentives, and the 2023 annual employee bonus.
Line of Credit
Information with respect to our line of credit may be found in Note G to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this report.
Share Repurchase
Information with respect to share repurchases may be found in Note J to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this report.
Summary
We believe our current cash balances, future cash provided by operations, and amounts available under our line of credit will be sufficient to cover our operating and capital needs in the ordinary course of business for the foreseeable future. If we experience an adverse operating environment or unanticipated and unusual capital expenditure requirements, additional financing may be required. No assurance can be given, however, that additional financing, if required, would be available to us at all or on favorable terms. We might also require or seek additional financing for the purpose of expanding into new markets, growing our existing markets, mergers and acquisitions, share repurchases, or for other reasons. Such financing may include the use of debt or the sale of additional equity securities. Any financing which involves the sale of equity securities or instruments that are convertible into equity securities could result in immediate and possibly significant dilution to our existing shareholders.
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
As of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a- 15(e) under the Exchange Act). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 28, 2025.
Changes in Internal Control Over Financial Reporting

On December 23, 2024, the Company acquired Hiya. We continue to integrate Hiya’s controls and processes into our control environment and will incorporate Hiya in our assessment of the effectiveness of our internal control over financial reporting as of the end of 2025. Other than the change related to the integration of Hiya, as described above, there were no changes in our internal control over financial reporting during the three months ended June 28, 2025, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Our share repurchase plan has been ongoing since the fourth quarter of 2000, with the Board of Directors periodically approving additional dollar amounts for share repurchases under the plan. At June 28, 2025, the authorized amount available for repurchases under the plan was $34.0 million.
Repurchases are made from time to time at management’s discretion in accordance with applicable federal securities laws. Repurchases may occur through open market purchases, pursuant to a Rule 10b5-1 trading plan, or in other transactions as permitted by the rules of the SEC. There is no requirement for future share repurchases, and there is no expiration date of the repurchase plan.
The following table summarizes information relating to purchases of our common stock made by or on behalf of the Company during the quarter ended June 28, 2025.

Issuer Purchases of Equity Securities
(amounts in thousands, except per share data)

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Fiscal April
(Mar. 30, 2025 through May 3, 2025)	191	$27.69	191	$43,995
Fiscal May
(May 4, 2025 through May 31, 2025)	337	$29.44	337	$33,965
Fiscal June
(Jun. 1, 2025 through Jun. 28, 2025)	—	$—	—	$33,965
	528		528
(1) Represents the approximate weighted-average price paid per share excluding accrued excise taxes.
Item 5. OTHER INFORMATION
During the three months ended June 28, 2025, none of our directors or officers informed us of the adoption, modification or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

Item 6. EXHIBITS
Exhibits marked with an asterisk (*) are filed herewith.

Exhibit Number	Description
10.1	USANA Health Sciences, Inc. 2025 Equity Incentive Plan (incorporated by reference to the Company’s Current Report on Form 8-K filed May 20, 2025, Exhibit 10.1, File No. 001-35024).
10.2
Form of Performance Share Unit Agreement under the USANA Health Sciences, Inc. 2025 Equity Incentive Plan (incorporated by reference to the Company’s Current Report on Form 8-K filed May 20, 2025, Exhibit 10.2, File No. 001-35024).

10.3
Form of Stock Appreciation Right Agreement under the USANA Health Sciences, Inc. 2025 Equity Incentive Plan (incorporated by reference to the Company’s Current Report on Form 8-K filed May 20, 2025, Exhibit 10.3, File No. 001-35024).

10.4
Form of Restricted Stock Unit Agreement under the USANA Health Sciences, Inc. 2025 Equity Incentive Plan (incorporated by reference to the Company’s Current Report on Form 8-K filed May 20, 2025, Exhibit 10.4, File No. 001-35024).

10.5
Third Amended and Restated Credit Agreement, dated as of June 27, 2025 by and among USANA Health Sciences, Inc. and certain of its subsidiaries, Bank of America, N.A. and the lenders party thereto (incorporated by reference to the Company’s Current Report on Form 8-K filed July 1, 2025, Exhibit 10.1, File No. 001-35024).

10.6
Amended and Restated Security and Pledge Agreement, dated as of June 27, 2025 by and between USANA Health Sciences, Inc. and Bank of America, N.A. (incorporated by reference to the Company’s Current Report on Form 8-K filed July 1, 2025, Exhibit 10.2, File No. 001-35024).

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

Date: August 5, 2025	USANA HEALTH SCIENCES, INC.

/s/ G. Douglas Hekking
G. Douglas Hekking
Chief Financial Officer (Principal Financial Officer)