Form 10-Q
period 2025-09-27
USANA HEALTH SCIENCES INC
filed 2025-11-05
CIK 896264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2025
or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 31, 2025, there were 18,280,857 outstanding shares of the registrant’s common stock, $0.001 par value.

Auditor Name: KPMG LLP	Auditor Location: Salt Lake City, Utah	Auditor Firm ID: 185

USANA HEALTH SCIENCES, INC.
FORM 10-Q
For the Quarterly Period Ended September 27, 2025

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

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)
(unaudited)

	As of September 27, 2025	As of December 28, 2024
ASSETS
Current assets
Cash and cash equivalents	$145,349	$181,768
Inventories	90,781	69,735
Prepaid expenses and other current assets	27,935	27,684
Total current assets	264,065	279,187
Property and equipment, net	96,212	94,565
Goodwill	144,288	144,168
Intangible assets, net	138,159	151,823
Deferred tax assets	24,157	19,644
Other assets	59,710	58,806
Total assets	$726,591	$748,193

LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST, AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$16,219	$11,984
Line of credit	—	23,000
Other current liabilities	102,445	104,641
Total current liabilities	118,664	139,625
Deferred tax liabilities	4,467	4,073
Other long-term liabilities	21,907	18,163
Total liabilities	145,038	161,861

Redeemable noncontrolling interest	53,479	54,223

Stockholders' equity
Common stock, $0.001 par value; Authorized -- 50,000 shares, issued and outstanding 18,272 as of September 27, 2025 and 19,064 as of December 28, 2024	18	19
Additional paid-in capital	79,850	75,816
Retained earnings	467,495	478,944
Accumulated other comprehensive income (loss)	(19,289)	(22,670)
Total stockholders' equity attributable to USANA	528,074	532,109
Total liabilities, redeemable noncontrolling interest, and stockholders' equity	$726,591	$748,193
The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Net sales	$213,670	$200,221	$699,057	$640,890
Cost of sales	48,815	39,257	151,444	122,659
Gross profit	164,855	160,964	547,613	518,231
Operating expenses:
Brand Partner incentives	77,684	84,068	254,709	270,197
Selling, general and administrative	85,947	61,295	259,291	189,920
Total operating expenses	163,631	145,363	514,000	460,117
Earnings from operations	1,224	15,601	33,613	58,114
Other income (expense):
Interest income	578	3,142	1,920	8,581
Interest expense	(49)	(49)	(719)	(152)
Other, net	41	(86)	2,536	(621)
Other income (expense), net	570	3,007	3,737	7,808
Earnings before income taxes	1,794	18,608	37,350	65,922
Income taxes	8,456	8,001	24,278	28,346
Net (loss) earnings	(6,662)	10,607	13,072	37,576
Less: Net (loss) earnings attributable to redeemable noncontrolling interest	(140)	—	537	—
Net (loss) earnings attributable to USANA	$(6,522)	$10,607	$12,535	$37,576

(Loss) earnings per common share attributable to USANA
Basic	$(0.36)	$0.56	$0.67	$1.97
Diluted	$(0.36)	$0.56	$0.67	$1.96

Weighted average common shares outstanding
Basic	18,293	19,078	18,618	19,108
Diluted	18,293	19,083	18,671	19,181

Comprehensive income (loss):
Net (loss) earnings	$(6,662)	$10,607	$13,072	$37,576
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	112	7,654	3,910	706
Tax (expense) benefit related to foreign currency translation adjustment	(52)	(845)	(529)	(710)
Other comprehensive income (loss), net of tax	60	6,809	3,381	(4)
Comprehensive income (loss)	(6,602)	17,416	16,453	37,572
Less: comprehensive income (loss) attributable to redeemable noncontrolling interest	(140)	—	537	—
Comprehensive income (loss) attributable to USANA	$(6,462)	$17,416	$15,916	$37,572
The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)
For the Nine Months Ended September 28, 2024

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity Attributable to USANA
	Shares	Value
Balance at December 30, 2023	19,130	$19	$65,661	$445,217	$(13,695)	$497,202
Net earnings attributable to USANA				37,576		37,576
Other comprehensive income (loss), net of tax					(4)	(4)
Equity-based compensation expense			10,945			10,945
Common stock repurchased and retired	(194)	—	(1,180)	(8,303)		(9,483)
Common stock issued under equity award plans	120	—				—
Tax withholding for net-share settled equity awards			(3,149)			(3,149)
Balance at September 28, 2024	19,056	$19	$72,277	$474,490	$(13,699)	$533,087

For the Nine Months Ended September 27, 2025

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity Attributable to USANA
	Shares	Value
Balance at December 28, 2024	19,064	$19	$75,816	$478,944	$(22,670)	$532,109
Net earnings attributable to USANA				12,535		12,535
Other comprehensive income (loss), net of tax					3,381	3,381
Equity-based compensation expense			10,078			10,078
Common stock repurchased and retired	(927)	(1)	(3,753)	(23,984)		(27,738)
Common stock issued under equity award plans	135	—				—
Tax withholding for net-share settled equity awards			(2,291)			(2,291)
Balance at September 27, 2025	18,272	$18	$79,850	$467,495	$(19,289)	$528,074
The accompanying notes are an integral part of these statements.

For the Three Months Ended September 28, 2024

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity Attributable to USANA
	Shares	Value
Balance at June 29, 2024	19,051	$19	$68,814	$463,883	$(20,508)	$512,208
Net earnings attributable to USANA				10,607		10,607
Other comprehensive income (loss), net of tax					6,809	6,809
Equity-based compensation expense			3,542			3,542
Common stock issued under equity award plans	5	—				—
Tax withholding for net-share settled equity awards			(79)			(79)
Balance at September 28, 2024	19,056	$19	$72,277	$474,490	$(13,699)	$533,087

For the Three Months Ended September 27, 2025

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity Attributable to USANA
	Shares	Value
Balance at June 28, 2025	18,262	$18	$76,374	$474,017	$(19,349)	$531,060
Net loss attributable to USANA				(6,522)		(6,522)
Other comprehensive income (loss), net of tax					60	60
Equity-based compensation expense			3,576			3,576
Common stock issued under equity award plans	10	—				—
Tax withholding for net-share settled equity awards			(100)			(100)
Balance at September 27, 2025	18,272	$18	$79,850	$467,495	$(19,289)	$528,074
The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	September 27, 2025	September 28, 2024
Cash flows from operating activities
Net earnings	$13,072	$37,576
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities
Depreciation and amortization	24,001	10,540
Right-of-use asset reduction	5,415	5,805
Loss on sale of property and equipment	124	1
Equity-based compensation expense	10,078	10,945
Deferred income taxes	(4,462)	(4,047)
Inventory write-down	2,415	1,889
Changes in operating assets and liabilities:
Inventories	(21,143)	(3,794)
Prepaid expenses and other assets	(199)	1,247
Accounts payable	4,131	(3,044)
Other liabilities	(7,693)	(1,911)
Net cash provided by (used in) operating activities	25,739	55,207
Cash flows from investing activities
Proceeds from the settlement of net investment hedges	—	1,125
Payments for net investment hedge	(1,072)	(870)
Proceeds from acquisition working capital adjustment	865	—
Proceeds from sale of property and equipment	—	64
Purchases of property and equipment	(11,028)	(8,271)
Net cash provided by (used in) investing activities	(11,235)	(7,952)
Cash flows from financing activities
Repurchase of common stock	(27,507)	(9,444)
Borrowings on line of credit	1,600	689
Payments on line of credit	(24,600)	(1,473)
Payments related to tax withholding for net-share settled equity awards	(2,291)	(3,149)
Distributions to redeemable noncontrolling interest	(1,258)	—
Net cash provided by (used in) financing activities	(54,056)	(13,377)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	3,197	617
Net increase (decrease) in cash, cash equivalents, and restricted cash	(36,355)	34,495
Cash, cash equivalents, and restricted cash at beginning of period	184,508	333,246
Cash, cash equivalents, and restricted cash at end of period	$148,153	$367,741
Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheets
Cash and cash equivalents	$145,349	$364,889
Restricted cash included in other assets	2,804	2,852
Total cash, cash equivalents, and restricted cash	$148,153	$367,741

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$662	$73
Income taxes	31,515	33,265
Cash received during the period for:
Income tax refund	149	7
Non-cash investing and financing activities:
Right-of-use assets obtained in exchange for lease obligations	6,502	9,915
Accrued purchases of property and equipment	64	101
Accrued excise tax for repurchase of common stock	231	39
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
The Condensed Consolidated Balance Sheet as of December 28, 2024, derived from audited consolidated financial statements, and the unaudited interim condensed consolidated financial information of the Company have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X promulgated by the SEC. Accordingly, certain information and disclosures that are normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. The preparation of Condensed Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the Condensed Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. In the opinion of the Company’s management, the accompanying unaudited interim condensed consolidated financial information contains all adjustments, consisting only of normal recurring adjustments, that are necessary to state fairly the Company’s financial position as of September 27, 2025, and results of operations and cash flows for the three and nine months ended September 27, 2025 and September 28, 2024.
The interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto that are included in the Company’s Annual Report on Form 10-K for the year ended December 28, 2024. The results of operations for the three and nine months ended September 27, 2025, are not necessarily indicative of the results that may be expected for the fiscal year ending January 3, 2026.

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
In September 2025, the FASB issued ASU No. 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. The standard is intended to modernize old internal-use software guidance written in 1998 to adapt to the agile (i.e. iterative and flexible) basis predominantly used to develop software today. ASU 2025-06 is effective for annual and interim reporting periods beginning after December 15, 2027. Early adoption is permitted as of the beginning of an annual reporting period. The guidance requires adoptions on either a prospective, retrospective, or modified prospective basis. The Company is currently evaluating the impact that adoption of the standard will have on its consolidated financial statements.
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
(unaudited)
The following table summarizes the consideration transferred to acquire the 78.85% controlling ownership interest in Hiya and the estimated fair value of the assets acquired, liabilities assumed, and noncontrolling interest at the acquisition date, including measurement period adjustments for the working capital adjustment finalized during the three months ended June 28, 2025:

	Amounts Recognized as of the Acquisition Date	Measurement Period Adjustments	Amount Recognized as of Acquisition Date (as Adjusted)
Fair value of consideration transferred
Cash consideration	$206,161	$(87)	$206,074

Recognized amounts of identifiable assets acquired and liabilities assumed
Cash and cash equivalents	$3,603	$—	$3,603
Inventories	11,050	—	11,050
Other current assets	1,753	—	1,753
Intangibles	124,200	—	124,200
Operating lease right-of-use assets	383	—	383
Property and equipment	247	—	247
Other long-term assets	31	—	31
Total assets acquired	$141,267	$—	$141,267

Accounts payable	(3,313)	—	(3,313)
Other current liabilities	(4,566)	—	(4,566)
Operating lease liabilities	(408)	—	(408)
Total liabilities assumed	(8,287)	—	(8,287)
Total identifiable net assets	$132,980	$—	$132,980
Redeemable noncontrolling interest	54,193	(23)	54,170
Goodwill	$127,374	$(110)	$127,264
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

(Unaudited)	Three Months Ended September 28, 2024	Nine Months Ended September 28, 2024
Pro forma net sales	$229,985	$721,815
Pro forma net earnings attributable to USANA	6,622	30,562

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
As of September 27, 2025 and December 28, 2024, the following financial assets and liabilities were measured at fair value on a recurring basis using the type of inputs shown:

	September 27, 2025	Fair Value Measurements Using
		Inputs
		Level 1	Level 2	Level 3
Money market funds included in cash equivalents	$82,806	$82,806	$—	$—
Foreign currency contracts included in other current liabilities	(47)	—	(47)	—
Deferred compensation liabilities included in other long-term liabilities	(5,729)	—	(5,729)	—

	December 28, 2024	Fair Value Measurements Using
		Inputs
		Level 1	Level 2	Level 3
Money market funds included in cash equivalents	$116,071	$116,071	$—	$—
Foreign currency contracts included in other current liabilities	(43)	—	(43)	—
Deferred compensation liabilities included in other long-term liabilities	(4,684)	—	(4,684)	—
There were no transfers of financial assets or liabilities between levels of the fair value hierarchy for the periods indicated.
The majority of the Company’s non-financial assets, which include long-lived assets, are not required to be carried at fair value on a recurring basis. However, if an impairment charge is required, a non-financial asset would be written down to fair value. As of September 27, 2025 and December 28, 2024, none of the Company's non-financial assets were measured at fair value.
As of September 27, 2025 and December 28, 2024, the Company’s financial instruments include cash equivalents, restricted cash, and line of credit. The recorded values of cash equivalents and restricted cash approximate their fair values based on their short-term nature.
Acquired assets, liabilities assumed, and redeemable noncontrolling interest of Hiya were measured at fair value at the date of acquisition. Refer to Note B, Business Combinations.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
(unaudited)
NOTE D – INVENTORIES
Inventories consist of the following:

	September 27, 2025	December 28, 2024
Raw materials	$33,583	$24,460
Work in progress	4,382	3,612
Finished goods	52,816	41,663
Inventories	$90,781	$69,735
Noncurrent inventories	$2,802	$2,688
As of September 27, 2025, noncurrent inventories consisted of $2,251 of raw materials and $551 of finished goods inventory. As of December 28, 2024, noncurrent inventories consisted of $1,892 of raw materials and $796 of finished goods inventory. Noncurrent inventories are included in the “Other assets” line item on the Company’s Condensed Consolidated Balance Sheets. Noncurrent inventory is anticipated to be consumed beyond our normal operating cycle, but prior to obsolescence.
Inventory for our Hiya segment is carried at the lower of cost or net realizable value using the weighted-average cost method. Net realizable value is determined using various assumptions with regard to excess or slow-moving inventories. Hiya recorded a $499 valuation adjustment to inventory as of September 27, 2025. Deposits on inventory are included in "Prepaid expenses and other current assets" line item on the Company's Condensed Consolidated Balance Sheets.
NOTE E – INVESTMENT IN EQUITY SECURITIES
As of September 27, 2025 and December 28, 2024, the carrying amount of equity securities without readily determinable fair values was $20,000 and is included in the “Other assets” line item on the Company’s Condensed Consolidated Balance Sheets.
During the three and nine months ended September 27, 2025 and September 28, 2024, no observable price changes occurred and no adjustment to the carrying value of the securities was recorded. Additionally, no impairment of securities was recorded for the three and nine months ended September 27, 2025, and September 28, 2024.
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
(unaudited)
The following table presents Other revenue, included in Net sales in the Condensed Consolidated Statements of Comprehensive Income, for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Other revenue	$744	$512	$1,808	$1,874
Disaggregation of revenue by geographic region and major product line is included in Segment Information in Note L.
The following table provides information about contract liabilities from contracts with customers, including significant changes in the contract liabilities balances during the period:

	September 27, 2025	December 28, 2024
Contract liabilities, included in other current liabilities, at beginning of period	$12,050	$13,910
Increase due to deferral of revenue at end of period	10,267	12,050
Decrease due to beginning contract liabilities recognized as revenue	(11,282)	(13,910)
Contract liabilities, included in other current liabilities, at end of period	$11,035	$12,050
NOTE G – INTANGIBLE ASSETS
The Company performed its annual goodwill impairment test as of September 27, 2025. The Company performed a qualitative assessment of each reporting unit and determined that it was not more-likely-than-not that the fair value of any reporting unit was less than its carrying amount. As a result, no impairment of goodwill was recognized.
The Company’s market capitalization has been, and may continue to be, volatile. Although the Company's analysis did not result in an impairment of goodwill as of September 27, 2025, continuing volatility in the Company’s stock price and resulting market capitalization or a significant reduction in the Company's projected cash flows could result in a non-cash impairment charge in a future period.
The Company also performed its annual indefinite-lived intangible asset impairment test as of September 27, 2025. The Company performed a qualitative assessment of the indefinite-lived intangible asset and determined that it was not more-likely-than-not that the fair value of the indefinite-lived intangible asset was less than the carrying amount. As a result, no impairment of the indefinite-lived intangible asset was recognized.
NOTE H – LINE OF CREDIT
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
There was $0 and $23,000 of outstanding debt balance on the Credit Facility as of September 27, 2025 and December 28, 2024, respectively. The obligations of the Company under the Credit Agreement are secured by the pledge of capital stock of subsidiaries of the Company, pursuant to a Security and Pledge Agreement.
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
The Company maintains local lines of credit across different markets to secure sufficient working capital. As of September 27, 2025 and December 28, 2024, there was no balance on the local lines of credit.
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
During the nine months ended September 27, 2025 and September 28, 2024, the Company entered into and settled European options designated as net investment hedges with notional amounts of $70,062 and $77,345, respectively. For the nine months ended September 27, 2025 and September 28, 2024, the Company realized (losses) gains of $(1,072) and $255, respectively, recorded to FCTA within AOCI. The Company assessed the hedge effectiveness under the forward rate method, determining the hedging instruments were highly effective.
As of September 27, 2025, there were no derivatives outstanding for which the Company has applied hedge accounting.

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
The following is a reconciliation of the numerator and denominator used to calculate basic EPS and diluted EPS for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Net (loss) earnings attributable to USANA	$(6,522)	$10,607	$12,535	$37,576

Weighted average common shares outstanding - basic	18,293	19,078	18,618	19,108
Dilutive effect of in-the-money equity awards	—	5	53	73
Weighted average common shares outstanding - diluted	18,293	19,083	18,671	19,181
(Loss) earnings per common share from net (loss) earnings attributable to USANA:
Basic	$(0.36)	$0.56	$0.67	$1.97
Diluted	$(0.36)	$0.56	$0.67	$1.96

Equity awards excluded as the impact was anti-dilutive	368	628	410	570
Under the Company's share repurchase plan, there were no shares repurchased during the three months ended September 27, 2025 and September 28, 2024. During the nine months ended September 27, 2025 and September 28, 2024, the Company repurchased and retired 927 and 194 shares for $27,738 and $9,483, inclusive of accrued excise tax of $231 and $39, respectively.
The excess of the repurchase price over par value is allocated between additional paid-in capital and retained earnings on a pro-rata basis. The purchase of shares under this plan reduces the number of shares outstanding in the above calculations.
As of September 27, 2025, the remaining authorized repurchase amount under the stock repurchase plan was $33,965, inclusive of accrued excise tax. There is no expiration date on the remaining approved repurchase amount and no requirement for future share repurchases.
NOTE L – SEGMENT INFORMATION
The Company primarily operates as a global nutrition, personal health and wellness company that develops and manufactures high quality, science-based nutritional, and personal care products. As of September 27, 2025, the Company had two reportable segments: direct selling and Hiya direct-to-consumer.
Management identifies segments based upon the Company's organizational and management reporting structure. The direct selling segment develops and manufactures high quality, science-based nutritional, personal care and skincare products with a primary focus on promoting long-term health and wellness in various geographic markets worldwide that are distributed through the direct selling channel. The Hiya direct-to-consumer segment became a new reportable segment

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
(unaudited)
resulting from the Hiya Acquisition at the end of 2024, which occurred after September 28, 2024. Hiya is a leading provider of high-quality children’s health and wellness products in the U.S. that are distributed through the direct-to-consumer channel. Additionally, the Company has operating segments that are not currently material and included as a component of “Other.”
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

	Three Months Ended September 27, 2025
	Direct selling	Hiya direct-to-consumer	Other	Total
Net sales (1)	$175,825	$30,846	$6,999	$213,670
Less:
Cost of sales	33,102	10,978	4,735	48,815
Brand Partner incentives	77,552	—	132	77,684
Selling, general and administrative (2)	62,672	20,504	2,771	85,947
Segment earnings (loss) from operations	$2,499	$(636)	$(639)	$1,224

Reconciliation of segment earnings from operations
Interest income				578
Interest expense				(49)
Other, net				41
Earnings before income taxes				$1,794
______________________________
(1)The direct selling segment excludes $4,536 of intersegment net sales.
(2)Includes amortization of acquired intangible assets of $4,461 and $337 for the Hiya segment and other category, respectively.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 28, 2024
	Direct selling	Other	Total
Net sales (1)	$198,467	$1,754	$200,221
Less:
Cost of sales	38,286	971	39,257
Brand Partner incentives	83,999	69	84,068
Selling, general and administrative (2)	59,419	1,876	61,295
Segment earnings (loss) from operations	$16,763	$(1,162)	$15,601

Reconciliation of segment earnings from operations
Interest income			3,142
Interest expense			(49)
Other, net			(86)
Earnings before income taxes			$18,608
______________________________
(1)The direct selling segment excludes $585 of intersegment net sales.
(2)Includes amortization of acquired intangible assets of $230 for the other category.

	Nine Months Ended September 27, 2025
	Direct selling	Hiya direct-to-consumer	Other	Total
Net sales (1)	$585,404	$101,866	$11,787	$699,057
Less:
Cost of sales	106,576	37,372	7,496	151,444
Brand Partner incentives	254,321	—	388	254,709
Selling, general and administrative (2)	190,647	61,937	6,707	259,291
Segment earnings (loss) from operations	$33,860	$2,557	$(2,804)	$33,613

Reconciliation of segment earnings from operations
Interest income				1,920
Interest expense				(719)
Other, net				2,536
Earnings before income taxes				$37,350
______________________________
(1)The direct selling segment excludes $6,482 of intersegment net sales.
(2)Includes amortization of acquired intangible assets of $13,372 and $952 for the Hiya segment and other category, respectively.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
(unaudited)

	Nine Months Ended September 28, 2024
	Direct selling	Other	Total
Net sales (1)	$635,823	$5,067	$640,890
Less:
Cost of sales	119,999	2,660	122,659
Brand Partner incentives	269,795	402	270,197
Selling, general and administrative (2)	184,703	5,217	189,920
Segment earnings (loss) from operations	$61,326	$(3,212)	$58,114

Reconciliation of segment earnings from operations
Interest income			8,581
Interest expense			(152)
Other, net			(621)
Earnings before income taxes			$65,922
______________________________
(1)The direct selling segment excludes $1,563 of intersegment net sales.
(2)Includes amortization of acquired intangible assets of $971 for the other category.

	Three Months Ended		Nine Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Depreciation and amortization:
Direct selling	$3,149	$3,229	$9,618	$9,485
Hiya direct-to-consumer	4,468	—	13,419	—
Other	302	340	964	1,055
Consolidated total	$7,919	$3,569	$24,001	$10,540
No single Brand Partner accounted for 10% or more of net sales for the periods presented. The table below summarizes the approximate percentage of total product revenue for our direct selling and Hiya direct-to-consumer segments, and other category, that has been contributed by the Company’s nutritional supplements, food, and personal care and skincare products for the periods indicated.

	Three Months Ended		Nine Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Direct selling:
USANA® Nutritionals	74%	86%	74%	87%
USANA Foods(1)	6%	7%	6%	6%
Personal care and skincare	5%	6%	5%	6%
Hiya direct-to-consumer:
Hiya nutritional supplements	14%	—%	14%	—%
Other	1%	1%	1%	1%
______________________________
(1)Includes the Company’s Active Nutrition line.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
(unaudited)
Selected Financial Information
Financial information, presented by geographic region is listed below:

	Three Months Ended		Nine Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Net sales to external customers:
Asia Pacific
Greater China	$92,571	$102,261	$324,488	$345,389
Southeast Asia Pacific	29,178	37,267	97,785	108,734
North Asia	17,690	20,541	53,797	61,672
Asia Pacific total	139,439	160,069	476,070	515,795
Americas and Europe (1)	74,231	40,152	222,987	125,095
Consolidated total	$213,670	$200,221	$699,057	$640,890
______________________________
(1)Includes results of the Hiya direct-to-consumer segment.
The following table provides further information on markets representing ten percent or more of consolidated net sales and long-lived assets (excluding intangible assets), respectively:

	Three Months Ended		Nine Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Net sales:
China	$82,616	$91,278	$292,411	$312,147
United States (1)	56,889	21,463	168,894	65,267
South Korea	17,247	20,077	52,451	60,339
______________________________
(1)Includes results of the Hiya direct-to-consumer segment.

	As of
	September 27, 2025	December 28, 2024
Long-lived assets:
United States	$79,342	$81,459
China	29,520	29,304
NOTE M – REDEEMABLE NONCONTROLLING INTEREST
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

	Three Months Ended September 27, 2025	Nine Months Ended September 27, 2025
Beginning balance	$54,498	$54,223
Net earnings (loss) attributable to redeemable noncontrolling interest	(140)	537
Distributions to redeemable noncontrolling interest	(879)	(1,258)
Business combination measurement period adjustment	—	(23)
Ending balance	$53,479	$53,479
NOTE N – SUBSEQUENT EVENT
During the fourth quarter of 2025, we initiated and began executing a comprehensive process to align all costs throughout the business globally. This process supports business strategy while ensuring organizational costs are aligned with sales performance. As a result of this realignment and rightsizing process, we expect to incur an estimated one-time charge of $4,700 in the fourth quarter of 2025.

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
Direct selling: Direct selling is our primary business with approximately 84% of consolidated net sales during the nine months ended September 27, 2025. Our direct selling customer base is primarily comprised of two types of customers: “Brand Partners” and “Preferred Customers,” referred to together as “active Customers.” Our Brand Partners also sell our products to retail customers. Brand Partners share in our company vision by acting as independent distributors of our products in addition to purchasing our products for their personal use. In 2023, we launched our Affiliate program in the United States, Canada, and Mexico, which offers another sales and compensation opportunity to individuals who are interested in selling USANA products. Affiliates are discussed and reported in the report as part of our Brand Partners. Preferred Customers purchase our products strictly for personal use and are not permitted to resell or to distribute the products. We only count as active Customers those Brand Partners and Preferred Customers who have purchased from us at any time during the most recent three-month period. As of September 27, 2025, we had approximately 388,000 active Customers worldwide in our direct selling business.
We have direct selling operations in multiple markets, with sales and expenses being generated and incurred in multiple currencies. Our reported U.S. dollar sales and earnings can be significantly affected by fluctuations in currency exchange rates. In general, our operating results are affected positively by a weakening of the U.S. dollar and negatively by a strengthening of the U.S. dollar. During the nine months ended September 27, 2025, net sales outside of the United States represented 90.6% of direct selling net sales. In our net sales discussions that follow, we approximate the impact of currency fluctuations on net sales by translating current year sales at the average exchange rates in effect during the comparable periods of the prior year.

Hiya direct-to-consumer: Hiya operates and sells products to customers in the United States. Hiya's customers purchase Hiya products for personal use primarily through a subscription model, which is intended to provide a steady, predictable income stream for Hiya. The ongoing nature of subscriptions fosters stronger relationships with customers by making it easier for them to receive products regularly, which we believe leads to retention and loyalty. Hiya's subscription model also provides important data on customer preferences and behaviors, which enables personalized offerings, efficient marketing and data-driven innovation insights. We evaluate Hiya's customer counts and behavior through their monthly subscribers and only count as "active Monthly Subscribers" those Hiya customers who have purchased from Hiya at any time during the most recent month. As of September 27, 2025, Hiya had approximately 193,400 active Monthly Subscribers.
Other: The "other" category is comprised of Rise Bar Wellness, Inc. ("Rise") and Oola Global, LLC ("Oola"), which are both businesses we acquired in 2022. Rise manufactures and sells high-quality protein bars, powdered drinks, and clear protein drinks that are formulated to help customers achieve their health goals through clean and simple ingredients. Oola is a direct selling company that offers a personal development framework and nutritional products that helps individuals create a life of balance, growth, and purpose.
We discuss our "other" category, which is not a reportable segment, together with our "direct selling" segment.
The following tables summarize operating results as a percentage of net sales for the current and prior-year periods, as indicated:

	Three Months Ended
	September 27, 2025			September 28, 2024
	Direct selling & Other	Hiya direct-to-consumer	Consolidated	Direct selling & Other	Hiya direct-to-consumer	Consolidated
Net sales	100.0%	100.0%	100.0%	100.0%	N/A	100.0%
Cost of sales	20.7%	35.6%	22.8%	19.6%	N/A	19.6%
Gross profit	79.3%	64.4%	77.2%	80.4%	N/A	80.4%
Operating expenses:
Brand Partner incentives	42.5%	—%	36.4%	42.0%	N/A	42.0%
Selling, general and administrative	35.8%	66.5%	40.2%	30.6%	N/A	30.6%
Total operating expenses	78.3%	66.5%	76.6%	72.6%	N/A	72.6%
Earnings (loss) from operations	1.0%	(2.1%)	0.6%	7.8%	N/A	7.8%

Amortization of acquired intangible assets	0.2%	14.5%	2.2%	0.1%	N/A	0.1%

	Nine Months Ended
	September 27, 2025			September 28, 2024
	Direct selling & Other	Hiya direct-to-consumer	Consolidated	Direct selling & Other	Hiya direct-to-consumer	Consolidated
Net sales	100.0%	100.0%	100.0%	100.0%	N/A	100.0%
Cost of sales	19.1%	36.7%	21.7%	19.1%	N/A	19.1%
Gross profit	80.9%	63.3%	78.3%	80.9%	N/A	80.9%
Operating expenses:
Brand Partner incentives	42.7%	—%	36.4%	42.2%	N/A	42.2%
Selling, general and administrative	33.0%	60.8%	37.1%	29.6%	N/A	29.6%
Total operating expenses	75.7%	60.8%	73.5%	71.8%	N/A	71.8%
Earnings from operations	5.2%	2.5%	4.8%	9.1%	N/A	9.1%

Amortization of acquired intangible assets	0.2%	13.1%	2.0%	0.2%	N/A	0.2%
For more information relating to our reportable segments, see Note L to our Condensed Consolidated Financial Statements.
Products
The following table summarizes the approximate percentage of total product revenue for our direct selling segment that has been contributed by major product lines and our top-selling products for the current and prior-year periods, as indicated:

	Nine Months Ended
	September 27, 2025	September 28, 2024
Product Line
USANA® Nutritionals
Optimizers	71%	71%
Essentials/CellSentials(1)	16%	16%
USANA Foods(2)	6%	6%
Personal care and Skincare	6%	6%
All other	1%	1%
Key Product
USANA® Essentials/CellSentials	10%	10%
Proflavanol®	9%	9%
Probiotic	8%	8%
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
(2)Includes our Active Nutrition line.

The following table summarizes the approximate percentage of total product revenue for our Hiya direct-to-consumer segment that has been contributed by major product lines for the current period, as indicated:

Nine Months Ended
Product Line	September 27, 2025
Kids Daily Multivitamin	54%
Kids Daily Probiotic	14%
Kids Daily Greens and Superfoods	13%
Kids Bedtime Essentials	11%
Kids Daily Iron	4%
Kids Daily Immune	3%
Kids Daily Hydration	1%
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
Sales to Brand Partners accounted for approximately 53% of direct selling segment sales during the nine months ended September 27, 2025, with the remainder of our sales generated from Preferred Customers. As of September 27, 2025, Brand Partners and Preferred Customers represented approximately 43% and 57%, respectively, of the total active Customer base for the quarter in the direct selling segment. The table below summarizes the changes in our active Customer base for our direct selling segment by geographic region, rounded to the nearest thousand as of the dates indicated:

	Total Active Customers by Region				Change from Prior Year	Percent Change
	As of September 27, 2025		As of September 28, 2024
Asia Pacific:
Greater China	210,000	54.1%	243,000	53.7%	(33,000)	(13.6%)
Southeast Asia Pacific	61,000	15.7%	76,000	16.8%	(15,000)	(19.7%)
North Asia	37,000	9.6%	41,000	9.1%	(4,000)	(9.8%)
Asia Pacific total	308,000	79.4%	360,000	79.6%	(52,000)	(14.4%)
Americas and Europe	80,000	20.6%	92,000	20.4%	(12,000)	(13.0%)
	388,000	100.0%	452,000	100.0%	(64,000)	(14.2%)
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
Results of Operations
Summary of Financial Results
Net sales for the third quarter of 2025 increased 6.7% to $213.7 million, an increase of $13.4 million, compared with the prior-year quarter. The net sales increase was primarily the result of adding quarterly net sales for Hiya of $30.8 million and incremental net sales of $5.2 million for the other category, partially offset by a decline in net sales for the direct selling segment.
Direct selling segment net sales were below expectations, primarily due to softer-than-expected Brand Partner productivity during the rollout of our enhanced Brand Partner compensation plan, which began during the third quarter. Our enhanced Brand Partner compensation plan represents a strategic move to modernize our business and better position our Brand Partners, and the Company, for long-term success in a competitive landscape. While we expected a slowdown during this transition, it was more pronounced than anticipated. Our commercial team will remain actively engaged in prioritizing in-person meetings with our Brand Partners in the fourth quarter and into next year, with a focus on training and education, to ensure that recent product launches and compensation plan enhancements are successful and fully leveraged by our global active Brand Partners.
Net loss attributable to USANA for the third quarter of 2025 was $6.5 million, compared with net earnings of $10.6 million during the prior-year quarter. The change is primarily attributable to an increase in the estimated annual effective income tax rate. Lower than expected earnings before income taxes coupled with the concentration of operating and administrative expenses in the United States resulted in a meaningful increase in the annualized effective income tax rate in the third quarter from 45% to 65%. The resulting adjustment to income taxes during the current year quarter was approximately $7.6 million greater than what was expected using the previously anticipated 45% tax rate. Other items also contributed to reduced earnings before income taxes compared to the prior year quarter, including amortization costs of acquired intangible assets as well as lower net interest income attributable to deploying cash reserves related to the acquisition of Hiya.

Three Months Ended September 27, 2025 and September 28, 2024
Net Sales
The following table summarizes the changes in net sales by segment for the fiscal quarters ended as of the dates indicated:

	Net Sales by Region (in thousands)				Change from prior year	Percent change	Currency impact on sales	Percent change excluding currency impact
	Three Months Ended
	September 27, 2025		September 28, 2024
Direct Selling:
Asia Pacific
Greater China	$92,571	43.3%	$102,261	51.1%	$(9,690)	(9.5%)	$504	(10.0%)
Southeast Asia Pacific	29,178	13.7%	37,267	18.6%	(8,089)	(21.7%)	393	(22.8%)
North Asia	17,690	8.3%	20,541	10.2%	(2,851)	(13.9%)	(403)	(11.9%)
Asia Pacific total	139,439	65.3%	160,069	79.9%	(20,630)	(12.9%)	494	(13.2%)
Americas and Europe	36,386	17.0%	38,398	19.2%	(2,012)	(5.2%)	72	(5.4%)
Direct Selling total	175,825	82.3%	198,467	99.1%	(22,642)	(11.4%)	566	(11.7%)
Hiya	30,846	14.4%	—	—%	30,846	N/A	—	N/A
Other	6,999	3.3%	1,754	0.9%	5,245	299.0%	—	299.0%
Consolidated total	$213,670	100.0%	$200,221	100.0%	$13,449	6.7%	$566	6.4%
Direct Selling Net Sales
Net sales in our direct selling business (discussed with our "other" category) for the three-month period ended September 27, 2025 were $182.8 million, down 8.7% when compared to the corresponding period of 2024. On a constant currency basis, net sales in the direct selling segment declined 9.0%. A challenging economic and operating environment, which contributed to a decrease in active Customers, was the primary contributor to lower net sales in the direct selling segment. This decrease was partially offset by modest price increases and higher sales per active Customer. While net sales in the direct selling segment declined year-over-year, net sales in the other category increased $5.2 million and 299.0%.
Asia Pacific: Net sales declined 12.9%, or 13.2% on a constant currency basis, in this region during the current year quarter. Active Customers in this region declined 14.4% year-over-year, while overall average spend per customer remained consistent year-over-year for the region. The net sales decline reflects a challenging economic and operating environment.
The following table summarizes changes in local currency net sales, active Customer counts, and average spend per active Customer for the markets primarily contributing to the decline in net sales within the Asia Pacific region:

Market	Local currency net sales	Active Customers	Average spend per active Customer
China	(11.6%)	(13.3%)	2.2%
Malaysia	(32.6%)	(25.0%)	(10.1%)
South Korea	(12.3%)	(10.0%)	(2.6%)
The Philippines	(19.4%)	(21.1%)	2.1%
Australia	(17.4%)	(7.7%)	(10.6%)

Americas and Europe: Net sales declined 5.2%, or 5.4% on a constant currency basis, in this region during the current year quarter. Active Customers in this region declined 13.0% year-over-year and average spend per customer increased 8.9% year-over-year. Year-over-year results in this region reflect a continued challenging environment to attract new customers, partially offset by an increase in average spend per active Customer.
The following table summarizes changes in local currency net sales, active Customer counts, and average spend per active Customer for the markets primarily contributing to the decline in net sales within the Americas and Europe region:

Market	Local currency net sales	Active Customers	Average spend per active Customer
United States	(3.4%)	(12.8%)	10.9%
Canada	(6.3%)	(10.0%)	4.2%
Mexico	(7.0%)	(18.8%)	14.5%
Hiya Net Sales
Our Hiya direct-to-consumer net sales for the three-month period ended September 27, 2025 were $30.8 million. There were no sales in the corresponding period of 2024 as the acquisition of Hiya occurred in the fourth quarter of 2024.
Gross Profit
Gross profit decreased 320 basis points to 77.2% of net sales, down from 80.4% in the prior-year quarter. The decrease in gross profit is largely attributed to an approximate 210 basis point unfavorable impact on consolidated results from the inclusion of Hiya, which carries lower gross margins relative to the direct selling business. Gross margin in the direct selling business declined 110 basis points from the prior year mainly due to the inclusion of higher sales from the other category, which generates meaningfully lower gross margins. Excluding the impact of the other category, direct selling gross margin improved 50 basis points from the prior-year quarter. This improvement can primarily be attributed to the change in cost attribution from cost of sales to selling, general and administrative expenses resulting from the reorganization of our commercial team, modest price increases, and favorable changes in currency exchange rates.
Brand Partner Incentives
Brand Partner incentives expense is incurred only in the direct selling segment. Brand Partner incentives increased 50 basis points to 42.5% of segment net sales, up from 42.0% in the prior-year quarter. The relative increase was primarily driven by higher accruals for incentives related to the rollout of our enhanced Brand Partner compensation plan as well as an unfavorable change in market sales mix, partially offset by lower accruals for incentive trips and events in the current year quarter. On a consolidated basis, Brand Partner incentives decreased 560 basis points to 36.4% of consolidated net sales, down from 42.0% in the prior-year quarter. This decrease can be attributed to the inclusion of Hiya net sales and the incremental net sales of the other category where no Brand Partner incentives are paid.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $24.7 million in absolute terms during the current year quarter, or 960 basis points relative to net sales. The increase reflects an approximate 440 basis point unfavorable impact on consolidated results from the Hiya direct-to-consumer segment, which has a higher mix of selling, general and administrative expenses compared to the direct selling segment. Hiya's third quarter reflected slightly elevated levels of marketing spend, as well as the inclusion of amortization costs of acquired intangible assets. Relative selling, general and administrative expenses for our direct selling segment increased 520 basis points from the prior year to 35.8% of segment net sales. The increase is primarily due to incremental event costs in the United States for the Global Convention in the current year quarter versus a smaller Americas/Europe Convention in the prior year quarter, and the change in cost attribution from cost of sales to selling, general and administrative expenses resulting from the reorganization of the commercial team, partially offset by a decrease in accrued employee bonus.
Income Taxes
The year-to-date effective tax rate increased to 65.0% from the 43.0% reported in the comparable period of fiscal 2024. The higher effective tax rate was driven by lower-than-expected earnings before income taxes coupled with the concentration of operating and administrative expenses in the United States, resulting in a disproportionate increase in income taxes during the third quarter. Earnings before income taxes for the current year quarter totaled $1.8 million with income tax expense of $8.5 million, or 471% of pretax income. The year-to-date estimated adjustment in the annual effective tax rate in the third quarter resulted in an incremental increase in income taxes of approximately $7.6 million.
Diluted (Loss) Earnings per Share Attributable to USANA
Diluted earnings per share attributable to USANA decreased to $(0.36) as compared to $0.56 reported in the prior-year quarter primarily as a result of the substantially higher income tax provision as well as lower earnings from operations in the current year quarter.
Nine Months Ended September 27, 2025 and September 28, 2024
Net Sales
The following table summarizes the changes in net sales by segment for the nine months ended as of the dates indicated:

	Net Sales by Region (in thousands)				Change from prior year	Percent change	Currency impact on sales	Percent change excluding currency impact
	Nine Months Ended
	September 27, 2025		September 28, 2024
Direct Selling:
Asia Pacific
Greater China	$324,488	46.4%	$345,389	53.9%	$(20,901)	(6.1%)	$(1,512)	(5.6%)
Southeast Asia Pacific	97,785	14.0%	108,734	17.0%	(10,949)	(10.1%)	1,358	(11.3%)
North Asia	53,797	7.7%	61,672	9.6%	(7,875)	(12.8%)	(2,454)	(8.8%)
Asia Pacific total	476,070	68.1%	515,795	80.5%	(39,725)	(7.7%)	(2,608)	(7.2%)
Americas and Europe	109,334	15.6%	120,028	18.7%	(10,694)	(8.9%)	(2,376)	(6.9%)
Direct Selling total	585,404	83.7%	635,823	99.2%	(50,419)	(7.9%)	(4,984)	(7.1%)
Hiya	101,866	14.6%	—	—%	101,866	N/A	—	N/A
Other	11,787	1.7%	5,067	0.8%	6,720	132.6%	—	132.6%
Consolidated total	$699,057	100.0%	$640,890	100.0%	$58,167	9.1%	$(4,984)	9.9%
Direct Selling Net Sales
Net sales in our direct selling business (discussed with our "other" category) for the nine-month period ended September 27, 2025 were $597.2 million, down 6.8% when compared to the corresponding period of 2024. On a constant currency basis, net sales in the direct selling segment declined 6.0%. A generally lower cadence of promotional activity during the current year period and a decrease in active Customer counts were the primary contributors to lower net sales in the direct selling segment. This decrease was partially offset by modest price increases and higher sales per active Customer.
Asia Pacific: Net sales declined 7.7%, or 7.2% on a constant currency basis, in this region during the current year period. Active Customers in this region declined 9.4% year-over-year, partially offset by 2.4% higher average spend per customer throughout the region. The net sales decline reflects a challenging economic and operating environment.

The following table summarizes changes in local currency net sales, active Customer counts, and average spend per active Customer for the markets primarily contributing to the decline in net sales within the Asia Pacific region:

Market	Local currency net sales	Active Customers	Average spend per active Customer
China	(5.6%)	(9.5%)	4.3%
Malaysia	(18.6%)	(13.7%)	(5.4%)
South Korea	(9.1%)	(6.5%)	(2.6%)
The Philippines	(7.6%)	(7.3%)	(0.3%)
Australia	(9.6%)	(9.8%)	(0.1%)
Americas and Europe: Net sales declined 8.9%, or 6.9% on a constant currency basis, in this region during the current year period. Active Customers in this region declined 14.8% year-over-year, while average spend per customer increased 9.3% year-over-year. Year-over-year results in this region reflect a continued challenging environment to attract new customers.
The following table summarizes changes in local currency net sales, active Customer counts, and average spend per active Customer for the markets primarily contributing to the decline in net sales within the Americas and Europe region:

Market	Local currency net sales	Active Customers	Average spend per active Customer
United States	(8.2%)	(15.6%)	8.7%
Mexico	(6.8%)	(18.0%)	13.4%
Canada	(4.5%)	(12.6%)	9.4%
Hiya Net Sales
Our Hiya direct-to-consumer net sales for the nine-month period ended September 27, 2025 were $101.9 million. There were no sales in the corresponding period of 2024 as the acquisition of Hiya occurred in the fourth quarter of 2024.
Gross Profit
Gross profit decreased 260 basis points to 78.3% of net sales, down from 80.9% for the nine months ended September 28, 2024. The decrease in gross profit can be entirely attributed to an approximate 260 basis point unfavorable impact on consolidated results from the inclusion of Hiya, which carries lower gross margins relative to the direct selling business. Gross margin in the direct selling business was flat year-over-year, which is primarily attributed to a change in cost attribution from cost of sales to selling, general and administrative expenses resulting from the reorganization of our commercial team, and modest price increases, offset by unfavorable changes in currency exchange rates and market and product sales mix.
Brand Partner Incentives
Brand Partner incentives expense is incurred only in the direct selling segment. Brand Partner incentives within the direct selling business increased 50 basis points to 42.7% of segment net sales, up from 42.2% in the prior-year period. The relative increase was mainly due to higher accruals for incentives related to the rollout of our enhanced Brand Partner compensation plan as well as an unfavorable change in market sales mix, partially offset by modest price increases. On a consolidated basis, Brand Partner incentives decreased 580 basis points to 36.4% of net sales, down from 42.2% in the prior-year period. This decrease can be attributed to the inclusion of Hiya net sales and the incremental net sales for the other category where no Brand Partner incentives are paid.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $69.4 million in absolute terms during the current year period, or 750 basis points relative to net sales. The increase reflects an approximate 410 basis point unfavorable impact on consolidated results from the Hiya direct-to-consumer segment, which has a higher mix of selling, general and administrative expenses compared to the direct selling segment. Hiya reflected slightly elevated levels of marketing spend, as well as the inclusion of amortization costs of acquired intangible assets, which is approximately $4.5 million per quarter. Our direct selling segment increased 340 basis points from the prior year to 33.0% of segment net sales. The increase is primarily attributed to the change in cost attribution from cost of sales to selling, general and administrative expenses resulting from the reorganization of our commercial team, higher spending on distributor events, and costs related to the Hiya integration, partially offset by a decrease in employee related costs.
Income Taxes
The year-to-date effective tax rate increased to 65.0% from the 43.0% reported in the comparable period of fiscal 2024. The higher effective tax rate was driven by lower-than-expected earnings before income taxes as well as a concentration of operating and administrative expenses in the United States.
Diluted Earnings per Share Attributable to USANA
Diluted earnings per share attributable to USANA decreased to $0.67 as compared to $1.96 reported in the prior year primarily as a result of the substantially higher income tax provision that occurred during the third quarter of 2025, as well as lower earnings from operations and interest income.
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
Cash and Cash Equivalents
Cash and cash equivalents decreased to $145.3 million as of September 27, 2025, from $181.8 million as of December 28, 2024. Cash flow provided by operating activities was $25.7 million, offset by cash used in financing activities of $54.1 million, and cash used in investing activities of $11.2 million. Additionally, favorable changes in currency exchange rates have impacted cash and cash equivalents, and restricted cash by $3.2 million.
The table below presents concentrations of cash and cash equivalents by market for the periods indicated:

	Cash and cash equivalents (in millions)
	As of September 27, 2025	As of December 28, 2024
United States	$34.5	$43.0
China	76.1	101.2
All other markets	34.7	37.6
Total cash and cash equivalents	$145.3	$181.8

During the nine months ended September 27, 2025, our China subsidiary remitted profits through an annual dividend of $69.4 million to the United States, inclusive of net loss from a dividend hedge and net of applicable taxes.
Cash Flows Provided by Operations
As discussed above, our principal source of liquidity comes from our net cash flow from operations.
Net cash flow provided by operating activities was $25.7 million for the first nine months of 2025. Net earnings combined with adjustments of non-cash items and an increase in accounts payable contributed positively to our net cash flow provided by operating activities, partially offset by purchases of inventories, cash used to pay the 2024 annual employee bonus, and accrued Brand Partner incentives.
Net cash flow provided by operating activities was $55.2 million for the first nine months of 2024. Net earnings combined with adjustments of non-cash items contributed positively to our net cash flow provided by operating activities, partially offset by cash used to pay accounts payable, accrued Brand Partner incentives, and the 2023 annual employee bonus and the purchase of inventories.
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
As of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a- 15(e) under the Exchange Act). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 27, 2025.
Changes in Internal Control Over Financial Reporting

On December 23, 2024, the Company acquired Hiya. We continue to integrate Hiya’s controls and processes into our control environment and will incorporate Hiya in our assessment of the effectiveness of our internal control over financial reporting as of the end of 2025. Other than the change related to the integration of Hiya, as described above, there were no changes in our internal control over financial reporting during the three months ended September 27, 2025, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Our share repurchase plan has been ongoing since the fourth quarter of 2000, with the Board of Directors periodically approving additional dollar amounts for share repurchases under the plan. At September 27, 2025, the authorized amount available for repurchases under the plan was $34.0 million.
Repurchases are made from time to time at management’s discretion in accordance with applicable federal securities laws. Repurchases may occur through open market purchases, pursuant to a Rule 10b5-1 trading plan, or in other transactions as permitted by the rules of the SEC. There is no requirement for future share repurchases, and there is no expiration date of the repurchase plan.
During the three months ended September 27, 2025, we did not make any purchases of our common stock under our share repurchase plan.
Item 5. OTHER INFORMATION
During the three months ended September 27, 2025, none of our directors or officers informed us of the adoption, modification or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

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

Date: November 5, 2025	USANA HEALTH SCIENCES, INC.

/s/ G. Douglas Hekking
G. Douglas Hekking
Chief Financial Officer (Principal Financial Officer)