Form 10-K
period 2026-01-03
USANA HEALTH SCIENCES INC
filed 2026-03-16
CIK 896264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 3, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of common stock held by non-affiliates of the registrant as of June 27, 2025, was approximately $328 million based on a closing market price of $31.13 per share.
There were 18,456,935 shares of the registrant’s common stock outstanding as of March 13, 2026.
DOCUMENTS INCORPORATED BY REFERENCE

The registrant incorporates by reference into Part III (Items 10, 11, 12, 13, and 14) of this report certain information contained in its Definitive Proxy Statement to be filed with the Securities and Exchange Commission no later than 120 days after the end of the registrant’s fiscal year ended January 3, 2026, in connection with the registrant’s 2026 Annual Meeting of Shareholders to be held May 20, 2026.

Auditor Name: KPMG LLP	Auditor Location: Salt Lake City, Utah	Auditor Firm ID: 185

USANA HEALTH SCIENCES, INC.
FORM 10-K
For the Fiscal Year Ended January 3, 2026

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
Although we believe that the expectations reflected in our forward-looking statements are reasonable, actual results could differ materially from those we project or assume in our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and to inherent risks and uncertainties, such as those disclosed or incorporated by reference in our filings with the Securities and Exchange Commission (“SEC”). Any forward-looking statement made by us in this report is based only on information currently available to us and speaks only as of the date hereof. We undertake no obligation to publicly update any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future developments, the occurrence of unanticipated events or otherwise. Among some of the important factors that could cause our actual results, performance and achievements to differ materially from estimates or projections contained in our forward-looking statements in this report are the following:
•Our dependence upon our core nutritional and direct sales business model to distribute our nutritional, foods and personal care products and the activities of our independent Brand Partners (whom we formerly referred to as "Associates") to grow our business; our core business is referred to in this report as both our core nutritional business and the direct sales business and has declined in net sales, net income and active Customers over the last few years;
•Our dependence on our acquired direct-to-consumer businesses, Hiya Health Products, LLC ("Hiya") and Rise Bar Wellness, Inc. ("Rise"), to grow our business in channels outside of our core nutritional business including direct-to-consumer, retail, and online marketplaces;
•Our ability to invest in R&D, to innovate and produce new products, and to increase the cadence of releasing new products;
•Extensive regulation of our core nutritional business and uncertainties relating to the interpretation and enforcement of applicable laws and regulations governing direct selling and anti-pyramiding in the United States, China, and other markets where we have operations;
•The operation of our core nutritional business in China through our subsidiary, BabyCare Holdings, Ltd. (“BabyCare”), including risks related to (i) operating in China in general, (ii) engaging in direct selling in China, (iii) BabyCare’s business model in China, (iv) data privacy and security laws and regulations in China, and (v) changes in the Chinese economy, marketplace or consumer environment;
•Export control and trade sanctions laws and regulations which could impair our ability to compete in international markets or subject us to liability if we violate those controls;

•Our Brand Partner Compensation Plan, or changes we may make to it, may be viewed negatively by some Brand Partners, could fail to achieve our desired objectives, and could have a negative impact on our core nutritional business;
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
•Hiya's ability to adapt to changes in the digital marketing environment to generate customer acquisition, including changes in social media advertising algorithms;
•Rise's dependence on product orders from certain key retailers and the risk that future orders do not meet our forecasts;
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
•Geopolitical tensions or conflicts, including impacts from the conflicts involving Russian and Ukraine; Israel and Palestine; and the United States, Israel and Iran; deterioration in foreign relations, as well as disputes or tensions among other countries around the world in general or among the United States, China and other countries;
•Volatile fluctuation in the value of foreign currencies against the U.S. dollar;
•Noncompliance by us or our Brand Partners with any data privacy or security laws or any security breach by us or a third-party involving the misappropriation, loss, destruction or other unauthorized use or disclosure of confidential information;
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
•Human capital risks associated with our business, including if we are unable to attract or retain Brand Partner leaders to sell our products or if we lose key management personnel or employees in our core nutritional or direct-to-consumer businesses;
•Our ability to adequately protect and enforce our intellectual property and proprietary technology;

•Our ability to utilize or develop artificial intelligence technology effectively; and
•Other risks and uncertainties, including those listed in the section titled "Item 1A. Risk Factors" in this Annual Report on Form 10-K.

PART I
Item 1. Business
General
USANA Health Sciences, Inc. develops and manufactures high-quality nutritional supplements, functional foods and personal care products that are sold throughout the world. In 2025, we generated $925 million in net sales and finished the year with approximately 387,000 active Customers in our core nutritional business. We were founded in 1992 by Myron W. Wentz, Ph.D. and since that time, we have developed and manufactured high quality, science-based nutritional, personal care and skincare products with a primary focus on promoting long-term health and wellness. We are committed to continuous product innovation and sound scientific research. We have operations in 25 geographic markets worldwide. Historically, we have distributed our products through the direct selling channel, because we believe it is conducive to our vision of improving the overall health and nutrition of individuals and families around the world. Mainland China (“China”) is our largest market and single largest source of revenue, representing approximately 41.3% of net sales and approximately 49.9% of core nutritional active Customers. As a U.S.-based multi-national corporation with an expanding international presence, our operating results are sensitive to currency fluctuations, as well as economic and political conditions in markets throughout the world. Additionally, we are subject to the various laws and regulations in the United States, China, and the other markets in which we operate with respect to the products that we manufacture, and sell, and our method of distribution. We are a U.S. public company listed on the New York Stock Exchange ("NYSE") and subject to the rules of the SEC.
In December 2024, we acquired a 78.85% ownership interest in Hiya Health Products, LLC ("Hiya"), a leading direct-to-consumer provider of high-quality children's health and wellness products (the "Hiya Acquisition"). We believe that the addition of Hiya to our business promotes our vision and adds a diversified layer of growth in the direct-to-consumer channel. In 2022, we acquired Rise and have expanded Rise's product offering, distribution channel, and customer base over the last three years. Consequently, through our core nutritional business, Hiya and Rise, we now operate and sell products through an omni-channel platform, which includes direct selling, direct-to-consumer, third-party marketplace (i.e., Amazon), and retail channels.
This “Item 1. Business” provides detailed information about our worldwide business, including who we are, what we do and where we are headed. Unless otherwise specified, current information reported in this Annual Report on Form 10-K for the fiscal year ended January 3, 2026 (this “report” or “Annual Report”) is as of or for the fiscal year ended January 3, 2026. We also discuss the development of our company and the geographic areas where we do business. For the year ended January 3, 2026, there were no material changes to our corporate structure or our method of conducting business.
Our Business
We organize our business into two reportable segments: Core nutritional and Hiya direct-to-consumer.
Core nutritional: The customer base for our core nutritional segment is primarily comprised of two types of customers" "Brand Partners" and "Preferred Customers" referred to collectively as "active Customers." Our Brand Partners also sell our products to retail customers. Brand Partners share in our company vision by acting as independent distributors of our products, in addition to purchasing our products for their personal use. We also utilize an Affiliate sales program in the United States, Canada, Mexico, and India and are evaluating introducing the program in other markets. This program offers another sales and compensation opportunity to individuals who are interested in selling USANA products. Affiliates are discussed and reported in this report as part of our Brand Partners. Preferred Customers purchase our products strictly for personal use and are not permitted to resell or to distribute the products. We only count as active Customers those Brand Partners and Preferred Customers who have purchased from us at any time during the most recent three-month period.
Hiya direct-to-consumer: Hiya operates and sells products to customers in the United States and, in 2026, is expanding into Canada and the United Kingdom. Additionally, Hiya will be expanding in the retail channel beginning in the second quarter of 2026. Hiya's customers purchase Hiya products for personal use primarily through a subscription model, which is intended to provide a steady, predictable income stream for the Company. The ongoing nature of subscriptions fosters stronger relationships with customers by making it easier for them to receive products regularly, which we believe leads to retention and loyalty. Hiya's subscription model also provides important data on customer preferences and behaviors, which enables personalized offerings, efficient marketing and data-driven innovation insights. We evaluate Hiya's customer counts and behavior through its monthly subscribers and only count as "active Monthly

Subscribers" those Hiya customers who have purchased from Hiya at any time during the most recent month. As of January 3, 2026, Hiya had approximately 181,700 active Monthly Subscribers.
Other: The customer base for our "other" category is comprised of customers of Rise and Oola Global, LLC ("Oola"), which are both businesses we acquired in 2022. Rise manufactures and sells high-quality protein bars, powdered protein drinks, and ready-to-drink ("RTD") liquid protein drinks that are formulated to help customers achieve their health goals through clean and simple ingredients. Oola is a direct selling company that offers a personal development framework and nutritional products that helps individuals create a life of balance, growth, and purpose.
For more information relating to our reportable segments, see Note M to the consolidated financial statements included in Part II, Item 8 of this Annual Report, which is incorporated by reference.
Current Focus and Growth Strategy
Core Nutritional Business: During the third quarter of 2025, we held a successful Global Convention in Salt Lake City where we launched several new and upgraded products, recognized our top sales leaders and held numerous training sessions for our Brand Partners. Our product teams will continue working to roll out these recently launched products to all of our markets globally over the next several quarters. We also launched several enhancements to our Brand Partner compensation plan (“Brand Partner Compensation Plan” or “Compensation Plan”) to strengthen the competitiveness and appeal of our business opportunity in today's competitive and evolving marketplace. We will continue to promote and train our Brand Partners on these Compensation Plan enhancements during 2026. We will also continue to develop, promote and deploy marketing and training materials around these new products and Compensation Plan enhancements as part of our commitment to quality, excellence, and innovation and to benefit our active Customers in all our markets.
In 2026, our commercial team will remain actively engaged in prioritizing in-person meetings with our Brand Partners, with a focus on training and education, to ensure these recent product launches and Compensation Plan enhancements are successful and fully leveraged by our global active Brand Partners. Additionally, our team will continue to strengthen content creation at regional and local levels to enhance our global Brand Partners' ability to share, attract, and recruit new Brand Partners and customers.
Further, we will continue executing our global strategy which focuses on increasing the number of active Customers in each of our markets. Our key priorities include: (i) continuing to enhance the earning opportunity of our Brand Partners through our Compensation Plan; (ii) accelerating the launch of new and upgraded products while driving innovative product development; (iii) strengthening our brand messaging to create a more compelling and consistent market presence; (iv) deepening engagement with our Brand Partners through both in-person and digital initiatives around the world; (v) focusing on China while also implementing more tailored, decentralized solutions to meet the unique needs of each region; and (vi) supporting and expanding our acquired businesses, including the growth and expansion of Hiya and Rise. Further details on these strategies are outlined below.
We are leveraging our strong foundation in the nutrition business and expanding beyond our legacy direct selling channel to connect with a greater number of health-conscious consumers worldwide. We see an opportunity in a growing global health and wellness market to strengthen our brand relevance through an omni-channel platform. By deepening consumer engagement, empowering our Brand Partners, and executing with discipline, we believe we can accelerate profitable growth, extend our competitive advantages, and deliver sustainable long-term value for our shareholders. To facilitate this channel expansion, we intend to accelerate our technology initiatives to modernize our core systems and improve our customer experience and to create future cost efficiencies across our IT infrastructure. We plan to strategically leverage leading third-party IT platforms to move faster and more efficiently.
Enhancing the Earning Opportunity
To enhance the earning opportunity for our Brand Partners, we rolled out our enhanced Brand Partner Compensation Plan during the third quarter of 2025, which represents a strategic move to modernize our business and better position our Brand Partners, and the Company, for long-term success in a competitive landscape. This approach includes optimization of incentives to drive sustainable income, introduction of targeted elements that reward sales, customer, and team growth early in the journey of a new Brand Partner, and providing a more robust system of training, tools, and data to help Brand Partners build and scale their businesses. By aligning our compensation structure with business growth objectives, we aim to create a more rewarding and financially empowering opportunity for our global Brand Partner base.

Product Development
In 2026, we will continue to lead in the area of cellular nutrition by enhancing our foundational and flagship products where necessary, developing more potent, unique, and differentiated formulations, and accelerating our speed to market for innovative new products. Our three dedicated product teams will continue to focus on delivering world-class nutrition solutions that meet evolving consumer needs and set new standards in the industry. Through continued investment in research, development, and cutting-edge science, we will ensure that USANA remains at the forefront of clinical nutrition, providing products that support optimal health and wellness worldwide.
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
Brand Partner Engagement
We are deepening our engagement with Brand Partners worldwide by enhancing both in-person and digital interactions. Our goal is to create a more connected and empowered health community by providing better communication, more personalized support, and expanded training opportunities. We will continue investing in digital tools, events, and mentorship programs that help Brand Partners build successful businesses and foster stronger relationships within their teams. By prioritizing engagement at every level, we aim to strengthen the Brand Partner experience, increase retention, and drive long-term growth across all markets.
China and Regional Support
We will continue executing strategic initiatives to drive growth in China, including: targeting and expanding active Customers through simple, easy-to-use, digitally-based customer acquisition, fulfillment, and service initiatives; enhancing our digital capabilities with continued investments aimed at improving the overall customer experience; expanding our market-leading training, development, and certification programs to empower Brand Partners in health, business, and personal growth, ensuring they have the tools needed to succeed; and enhancing our product portfolio with products specifically designed for the Chinese consumer.
Beyond China, we are strengthening our regional approach by empowering local leaders to develop winning strategies tailored to their unique cultures and market conditions. By providing them with greater authority and influence over product development and incentive creation, we are fostering a more agile, market-responsive organization.
In India, following our market entry at the end of 2023, we continue to execute our long-term growth strategy by expanding our product portfolio, strengthening local marketing efforts, and supporting our Brand Partners with enhanced tools and training. Additionally, we remain committed to evaluating new international markets for potential expansion, ensuring sustainable global growth for USANA.
Hiya and Rise: In 2026, we plan to continue to support and grow Hiya and Rise. Hiya and Rise expand our growth potential into the direct-to-consumer, third-party marketplace and retail channels through their diverse models.
Hiya growth initiatives include: (i) product portfolio expansion, (ii) distribution channel expansion, via online marketplaces and select retail partners, and (iii) geographic expansion in early 2026 into Canada and the United Kingdom. We are also leveraging assets and expertise from our core nutritional business to facilitate operational efficiencies for Hiya. For example, we are now manufacturing Hiya products in-house at our U.S. manufacturing facility to generate savings beginning in the second half of 2026 as efficiencies of scale and integration benefits materialize. We will continue to work with Hiya to capitalize on additional synergies, assets and expertise across both companies to promote overall sales and customer growth.
Rise growth initiatives also include product category expansion and distribution channel expansion. In 2025, Rise expanded its brand and product portfolio through launching Protein Pop, a new clear protein, RTD product line. Rise also expanded its distribution channel in 2025 and will further expand in 2026, largely through certain new key retail partners.

We will continue to work with Rise to generate additional synergies, assets and expertise across the Company to promote overall sales and customer growth.
We also expect to continue to pursue acquisition opportunities in the health and wellness space that strengthen, diversify, and grow our worldwide business by focusing on: (i) overall nutrition, (ii) vertical integration, (iii) product and category expansion, distribution channel expansion, and (iv) geographic expansion.
For further details of these acquisitions, see Note B to the consolidated financial statements included in Part II, Item 8 of this Annual Report, which is incorporated by reference.
Products
The following table summarizes information concerning the principal product lines of our core nutritional segment:

Product Line/Category	Description	Percent of Core Nutritional Product Sales by Fiscal Year	Core Nutritional Product Examples
USANA® Nutritionals Optimizers	Consists of targeted supplements designed to meet individual health and nutritional needs. These products support needs such as cardiovascular health, skeletal/structural health, and digestive health and are intended to be used in conjunction with the Essentials/CellSentials	2025 – 71% 2024 – 71% 2023 – 71%	Proflavanol® CoQuinone® 30 BiOmega-3™
Essentials/CellSentials®(1)	Includes core vitamin and mineral supplements that provide a foundation of advanced total body nutrition for every age group beginning with children 13 months of age.	2025 – 16% 2024 – 16% 2023 – 16%	USANA CellSentials Essentials HealthPak 100™
Foods	Includes meal replacement shakes, snack bars, and other related products that promote healthy weight management, digestive health, energy and hydration through a holistic approach. These products can be used along with Essentials and Optimizers to provide a complete and healthy diet and sustained energy throughout the day.	2025 – 6% 2024 – 6% 2023 – 7%	Nutrimeal Fibergy RESET™ weight-management program
Personal care and Skincare
Includes our premium science-based personal care products and Celavive, our innovative skincare system formulated with our USANA InCelligence Technology®. Celavive offers a comprehensive skincare regimen benefiting multiple skincare types and ethnicities, upgraded science, and more noticeable user benefits.
		2025 – 6% 2024 – 6% 2023 – 5%	Vitalizing Serum Protective Day Cream Replenishing Night Cream Protective Day Cream Perfecting Toner
All other	Includes materials and online tools that are designed to assist our Brand Partners in building their businesses and in marketing our products.	2025 – 1% 2024 – 1% 2023 – 1%	Brand Partner Starter Kit Product Brochures Logo Merchandise
______________________________
(1)     Represents a product line consisting of multiple products.

In addition to the products described above, we offer products designed specifically for prenatal, infant, and young-child age groups in China. As we continue to focus on innovation, we will look for innovative product opportunities such as our Celavive and Active Nutrition product lines.
Total product sales, as a percentage of net sales, represented by our top-selling products for the last three fiscal years is as follows:

	Year Ended
	2025	2024	2023
Key Product
Hiya Multivitamins(1)	10%	N/A	N/A
USANA Essentials/CellSentials(2)	9%	10%	10%
Proflavanol	8%	10%	10%
Probiotic	7%	8%	9%
______________________________
(1)2024 and 2023 are not applicable due to the timing of the Hiya acquisition
(2)     Represents a product line consisting of multiple products, as opposed to the actual USANA® Essentials / CellSentials product.
The following table summarizes information concerning the principal product lines of Hiya:

Product Line	Description	Percent of Direct-to-Consumer Product Sales by Fiscal Year
Kids Daily Multivitamin	Chewable multivitamin with 15 essential vitamins and minerals to support immunity, growth, and development among kids.	2025 – 54% 2024 – 55%(1)
Kids Daily Probiotic	Chewable probiotic with 10 billion live cultures to support childhood immunity, gut health, and nutrient absorption.	2025 – 14% 2024 – 15%(1)
Kids Daily Greens & Superfoods	A green's powder made with 55 whole-food sourced ingredients to support growth, digestion, and brain health.	2025 – 13% 2024 – 11%(1)
Kids Bedtime Essentials	A non-habit forming nightly chewable to help kids relax before bed and wake up rejuvenated and refreshed.	2025 – 11% 2024 – 11%(1)
Kids Daily Iron	A daily chewable with a unique form of iron gentle on kid's stomachs and thoroughly absorbed.	2025 – 4% 2024 – 4%(1)
Kids Daily Immune	A daily chewable designed 100% for kids to support their growing immune systems so they can maintain their natural defenses.	2025 – 3% 2024 – 4%(1)
Kids Daily Hydration	A daily powder drink mix with electrolytes to help support energy, prebiotic fiber for gut health, and vitamin C for immune support.	2025 – 1% 2024 – 0%(2)
(1) For the period following the acquisition date of December 23, 2024.
(2) Kids Daily Hydration was launched in May 2025.
Geographic Presence
We have ongoing operations in the following markets in our core nutritional segment, which are presented in two geographic regions: (1) Asia Pacific, and (2) Americas and Europe. The countries included in these regions are described below:

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
(1) We commenced operations in India near the end of the fourth quarter of 2023
Hiya operates and sells products in the United States and is expanding into Canada and the United Kingdom in early 2026. Rise operates and sells products in the United States and is included in our other category.
Impact of Foreign Currency Exchange Rates
Because we have operations in multiple markets, with sales and expenses generated and incurred in multiple currencies, our reported U.S. dollar sales and earnings can be significantly affected by fluctuations in currency exchange rates. In general, our operating results are affected positively by a weakening of the U.S. dollar and negatively by a strengthening of the U.S. dollar. In 2025, net sales outside of the United States represented approximately 75.7% of consolidated net sales.
Research and Development
As a critical driver of our competitive advantage in the global nutritional supplement industry, we focus our research and development (“R&D”) efforts on developing and bringing to market high-quality, science-based products that promote long-term health and wellness. Scientific innovation and rigorous product development enable us to deliver differentiated, high-quality products. Our R&D activities include identifying emerging trends, investigating new ingredients, developing products that are new to USANA and to the industry, and updating existing USANA-brand formulas to keep them current with the latest science and regulations in global markets, all of which ensure products are optimized to meet the changing, diverse needs of our global customer base. USANA R&D also supports product ideation, research, and formulation for our acquired businesses, Hiya and Rise.
Our team is composed of scientists experienced in human nutrition, cellular biology, biochemistry, biostatistics, the microbiome, neuroscience, aging, foods and cosmetic science, clinical research, and product development. Through strategic collaborations with academic institutions, independent research organizations, and healthcare professionals, along with reviewing the latest research on nutrition at scientific conferences and in journals, they work to identify possible new ingredients and product upgrade opportunities. Additionally, we employ experts in quality assurance, quality control, and global regulatory affairs to manage the entire product development lifecycle. These teams work in close partnership to ensure products are consistent, safe, and compliant with international regulations.
When developing and manufacturing our products, we follow the highest applicable industry quality standards across all stages of product development and manufacturing. Our ingredients are selected to ensure purity, potency, and efficacy. Quality control is maintained through controlled sourcing of raw ingredients, manufacturing, packaging, and labeling, as well as testing throughout the manufacturing process. This commitment to quality ensures our products meet or exceed the highest standards in the industry, builds customer trust, and reinforces the value of our brand.
We seek to differentiate ourselves in the marketplace by focusing on proprietary, science-backed formulations that consumers can trust. Our ability to develop innovative solutions tailored to specific regulatory and consumer requirements in diverse global markets, while consolidating formulas and ensuring manufacturing efficiencies, is a key factor in our international growth strategy. We leverage the diverse expertise of our team to address consumer needs while capitalizing on new opportunities in the nutritional supplement space. By combining strong scientific foundations with operational excellence, we enhance our ability to drive growth and deliver value to both our customers and shareholders.

The R&D team is instrumental in fortifying our proprietary position, employing exclusive ingredients, proprietary formulations, product-specific scientific validation, and patent protection. We maintain an active research pipeline that continues to support our proprietary InCelligence technology and utilize clinical research to drive advances in core health categories. These efforts ensure our product line is continuously evolving to address foundational health needs, including women’s health, cardiovascular support, support for vital body systems and organs, and healthy aging.
In fiscal years 2025, 2024, and 2023, we expended $10.7 million, $11.6 million, and $11.4 million, respectively, on product R&D activities. We launched over 15 new or upgraded products in 2025, continuing our push to accelerate product development timelines through streamlined collaboration and more efficient processes. We expect to continue investing in R&D to advance our expertise and leadership in cellular nutrition, as well as overall health and wellness. In 2026, we plan to continue investing into early-stage research and scientific innovation.
Manufacturing and Quality Assurance
We conduct manufacturing, production, and quality control operations for approximately 56% of our products in-house. We have established and maintain a manufacturing and quality control facility at our corporate headquarters in Salt Lake City, Utah. We utilize a separate 54,000 square foot manufacturing facility located adjacent to our corporate headquarters to manufacture our food products in-house. BabyCare manufactures and produces the majority of its products in-house and maintains manufacturing and quality control facilities in Beijing, China and Tianjin, China.
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
We conduct sample testing of raw materials, in-process materials, and finished products for purity, potency, and composition to determine whether our products conform to our internal specifications, and we maintain complete documentation for each of these tests. We employ a qualified staff of professionals to develop, implement, and maintain a quality system designed to ensure that our products are manufactured to our internal and applicable regulatory agency specifications.
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
Third-Party Suppliers and Manufacturers
We contract with third-party suppliers and manufacturers for the production of certain of our products, which accounted for approximately 44% of our product sales in 2025, an increase from prior years as a result of the Hiya acquisition in December 2024. These third-party suppliers and manufacturers produce and, in most cases, package these products according to formulations that have been developed by or in conjunction with our in-house product development team. These products include most of our gelatin-capsulated supplements, Rev3 Energy® Drink, Probiotics, certain powdered drink mixes, protein drinks, most of Hiya's products and certain of Rise's products. In 2026, we plan to continue transitioning the production of our powdered drink mixes as well as various Hiya products to our USANA facilities.
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
Distribution and Marketing
General
We distribute products from our core nutritional business internationally primarily through direct selling, which entails person-to-person marketing and selling of products. Direct selling is based on the strength of personal relationships and recommendations that frequently come from friends, neighbors, relatives, and close acquaintances. We believe that direct selling is an effective way to distribute our products because it allows person-to-person product education, as well as higher levels of customer service, all of which are not as readily available through other distribution channels. As noted elsewhere in this report, through Hiya and Rise, we have expanded our distribution channel to an omni-channel platform and believe this platform provides a new and diversified opportunity for sales and customer growth.

Structure of Core Nutritional Program
Overview. Although our core nutritional business philosophy and strategy are generally consistent in our markets around the world, certain aspects of our business may differ from market to market as a result of different legal and regulatory regimes, operational requirements or other factors. These differences may include how individuals join USANA, the compensation they are paid, the products they sell, and other components of their relationship with USANA. For example, China has enacted and maintains unique business laws and regulations governing direct selling that differ materially from our other markets around the world. Consequently, we have adjusted our direct selling program in China to comply with these laws and regulations. To do this, we operate our business in China through BabyCare. BabyCare utilizes a business model in China that is consistent with the philosophy of our worldwide business model, but differs in structure from our other markets. These differences are explained below under “China Business.”
Brand Partners. Outside of China, a person who wishes to sell products from our core nutritional business must join our independent sales force as a Brand Partner. A person becomes a USANA Brand Partner by completing an application under the sponsorship of an existing Brand Partner. The new Brand Partner then becomes part of the sponsoring Brand Partner’s sales organization. New Brand Partners must agree to adhere to the USANA policies and procedures. Under our policies and procedures, Brand Partners may not, among other things: (i) use deceptive or unlawful practices to sell products; (ii) make deceptive or unlawful claims or representations concerning our products or Compensation Plan; or (iii) sell competitive products to other Brand Partners or solicit Brand Partners to participate in other direct selling opportunities. Brand Partners who violate our policies are subject to discipline, which may include the termination of their purchase and distribution rights. New Brand Partners are required to purchase a starter kit that includes a detailed manual describing our business and products, as well as our policies and procedures. We sell these kits at a nominal price averaging approximately $16 in each of our markets and these kits are fully refundable under our return policy, which is described elsewhere in this report. No other direct investment is required to become a Brand Partner.
A Brand Partner may purchase products directly from us at wholesale prices for their personal use and for resale to customers. Our Brand Partners are also entitled to build sales organizations by attracting, enrolling and selling product to new customers. Brand Partners are not required to recruit or sponsor new Brand Partners and we do not compensate Brand Partners for sponsoring or recruiting Brand Partners. The sponsoring of new Brand Partners results in the creation of multiple levels within our direct sales structure. Sponsored Brand Partners are referred to as part of the sales organization of the sponsoring Brand Partner. New Brand Partners in turn may sponsor new Brand Partners and Preferred Customers, creating additional levels in their sales network, but also forming a part of the same sales organization as the original sponsoring Brand Partner. As outlined below, Brand Partners who are interested in earning income with USANA must successfully sell products and establish a network of product consumers in order to qualify for commissions, including bonuses. Subject to payment of a minimal annual account renewal fee, Brand Partners may continue to distribute or consume our products as long as they adhere to our policies and procedures.
Brand Partner Compensation. This section describes our Brand Partner Compensation Plan generally, except for our China operations, which are discussed separately below under the caption “China Business.” Our Compensation Plan provides several opportunities for Brand Partners to earn compensation, provided they are willing to work consistently at (i) sharing, marketing and selling our products to consumers and (ii) building, training, and retaining their sales organizations. The purpose behind each form of compensation under our Compensation Plan is to reward committed Brand Partners for generating product sales either directly or indirectly through their sales organization and network of product consumers.
Brand Partners can earn compensation under the Compensation Plan in four ways:
•Commissions. The primary way a Brand Partner is compensated is through earning commissions. Brand Partners earn commissions by generating sales volume points, which are based on product sales of their sales organization. We have assigned each of our products a sales volume point value comprised of a certain percentage of the product price in U.S. dollars. To be eligible to earn commissions, a Brand Partner must sell a certain amount of product each month. Brand Partners do not earn commissions for simply recruiting and enrolling others in their organization. Commissions are paid only on the sale of products. In most markets, we pay Brand Partners their commissions on a weekly basis.
•Bonuses. We offer Brand Partners several bonus opportunities, including our new sales bonus, our new milestone bonus, leadership bonus, elite bonus, and lifetime matching bonus. These bonus opportunities are based on a pay-for-performance philosophy and, therefore, are paid out when the Brand Partner achieves certain performance measures.

•Retail Mark-Ups. As discussed previously, in markets where retail mark-ups are permitted, our Brand Partners purchase products from us at the Preferred Price and may resell them to consumers at higher retail prices. This allows the Brand Partner to retain the retail mark-up as another form of compensation.
•Contests and Promotions. We regularly sponsor contests and promotions designed to incentivize Brand Partners to generate sales, grow their active Customer base and ultimately increase the number of product users. These promotions are also based on a pay-for-performance philosophy and, therefore, are only paid upon the achievement of certain objectives.
With the exception of our China market (discussed below), we endeavor to integrate our Compensation Plan across markets where legally permissible, allowing Brand Partners to receive commissions for global product sales. This sales organization structure is designed to allow Brand Partners to build a global network by establishing or expanding their sales organization in the markets where we operate. We believe our Compensation Plan significantly enhances our ability to expand internationally, and we intend to continue to integrate new markets, where permitted, into our Compensation Plan.
Preferred Customers and Retail Customers. We also sell products directly to Preferred Customers and retail customers who purchase the products only for their personal use. Preferred Customers enroll with USANA, generally through an introduction by a Brand Partner, and purchase product directly from the Company. Retail customers, however, purchase directly from Brand Partners or directly from the Company without enrolling as a Preferred Customer. Neither Preferred Customers nor retail customers may resell or distribute our products, regardless of where they purchased them. To sell our products, a Preferred Customer or retail customer must become a Brand Partner.
These various customer programs give us access to a customer market that would otherwise be missed, by targeting consumers who enjoy our products, but who prefer not to maintain a distribution relationship with us. Although our policies prohibit Preferred Customers and retail customers from engaging in retail sales of products, they may enroll as Brand Partners at any time in the future, if they desire.
Affiliate program. We offer an Affiliate Program in certain markets. Affiliates receive unique links to share advertising and products with their prospective customers. Affiliates earn a commission on all orders placed through their links, with commission percentages ranging from 15-20% of the product sale amount based on the product category.
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
A Preferred Customer or CPC may become a direct seller or independent distributor (which we report collectively as Brand Partners) in China by electing to do so and agreeing to adhere to BabyCare’s policies and procedures in China.

Our direct sellers in China are permitted by our policies and the terms of our direct selling licenses to sell product away from fixed retail locations in the provinces and municipalities where BabyCare has been granted a local direct selling license. Direct sellers are compensated for their sales under BabyCare’s compensation plan and do not receive compensation for promotional, marketing, or sales services that independent distributors are eligible to receive (as described below). Independent distributors are independent business owners who sell BabyCare’s products in China and also provide promotional, marketing, and sales services for BabyCare in China. Under BabyCare’s compensation plan, independent distributors are compensated not only for their own product sales, but also for their productivity in providing promotional, marketing and sales services. BabyCare’s compensation to its independent distributors for these services is intended and designed to be business-to-business compensation under Chinese law. To calculate independent distributor compensation for these services, we (i) use our worldwide Compensation Plan to track sales volume, and other metrics for the group of Preferred Customers, CPCs, distributors and others in China to whom the independent distributor provides promotional, marketing and sales services on behalf of BabyCare; (ii) calculate the fee-based compensation for the various services performed by the distributor; and (iii) pay the corresponding service fee to the independent distributor in China. While we have historically paid compensation to our distributors and direct sellers in China on a monthly basis, we are moving toward paying compensation in China on a weekly basis to eligible Brand Partners, similar to our other markets. The fee-based compensation we pay our China independent distributors is comparable to the compensation available to our Brand Partners in other markets and competitive with other direct selling companies in China.
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
Brand Partner Training and Motivation. Initial training of Brand Partners about USANA, our products and Compensation Plan, and global direct selling in general, is provided primarily by a Brand Partner’s sponsor and others in the Brand Partner’s sales organization. We develop and provide training materials and sales tools to assist Brand Partners in building their businesses, and we provide reprints from commercial publications that feature USANA that may be used as sales tools. We also sponsor and conduct regional, national, and international Brand Partner events, as well as intensive leadership training seminars. Attendance at these sessions is voluntary, and we undertake no generalized effort to provide individualized training to Brand Partners, although experience shows that the most effective and successful Brand Partners tend to be those who participate in such training activities. Although we provide leadership training and sales tools, we ultimately rely on our Brand Partners to sell our products, attract new customers to purchase our products, and to educate and train new Brand Partners regarding our products and Compensation Plan.
Structure of Hiya and Rise Businesses
Hiya operates largely through a subscription-based direct-to-consumer business model. A customer's initial order from Hiya comes with a sustainable, refillable glass bottle that kids can personalize and additional orders come with educational material and games. Hiya also utilizes social media to promote sales across various platforms through brand-focused content and influencer partnerships. Hiya's diversified marketing also utilizes internet and social media keyword searches, influencers and paid advertisements, podcasts, advertorial publishing and direct mail campaigns. In 2025, Hiya began expanding its distribution channel to include third-party marketplace sales, and will further expand its channel in 2026 to include select retail locations. Rise's distribution channel for its products includes direct-to-consumer sales, third-party marketplace sales, and sales through certain key retailers. Notwithstanding its omni-channel platform, Rise relies on orders from key retailers to generate the majority of its sales and we cannot assure you that orders from these retailers will continue, increase in volume, or meet Rise's current or future forecasts.
Operating Strengths
Our vision is to improve the overall health and nutrition of individuals and families around the world. We do this through developing and manufacturing high-quality, science-based nutritional, and personal care and skincare products that promote long-term health, and providing a global direct selling opportunity for our Brand Partners who desire to distribute our products and earn supplemental income. Our strategy is to capitalize on our operating strengths, which include (i) a strong R&D program; (ii) significant in-house manufacturing capability; (iii) high quality science-based products; (iv) a rewarding Brand Partner Compensation Plan; (v) a scalable business model; (vi) an experienced management team; and (vii) an increasing omni-channel sales and distribution platform.

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
In-house Manufacturing. We manufacture products that account for approximately 56% of our product sales. We believe that our ability to manufacture our own products in-house is a significant competitive advantage for the following reasons:
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
Rewarding Brand Partner Compensation Plan and Support. We are committed to increasing product sales for our direct sales business by providing a competitive compensation plan that attracts and retains Brand Partners who constitute our sales force. We motivate our Brand Partners by paying incentives on a weekly basis where permissible. Our Compensation Plan is also implemented as a global-seamless plan where permissible, meaning that Brand Partners can be compensated for their business success in any market in which they have product consumers and/or a sales organization where we conduct business. As noted elsewhere in this report, our China operations maintain their own compensation plan, which is structured differently than our plan in other markets. In 2025, we modified our Brand Partner Compensation Plan to enhance the earning opportunity for Brand Partners and to prioritize sales and customer growth under the plan.
To support our Brand Partners, we sponsor virtual and in-person meetings and events throughout the year, where we offer information about our products and our global direct selling system. These meetings are designed to assist Brand Partners in business development and to provide a forum for interaction with some of our Brand Partner leaders and with members of our management team. Our strategy in 2026, and going forward, is to offer in-person meetings and events with our Brand Partners to the extent health and safety practices make it possible. Our plan is to continue to leverage a virtual meeting element as a component of our in-person meetings. We also provide low-cost sales tools and resources, which we believe are an integral part of building and maintaining a successful home-based business for our Brand Partners.
In addition to company-sponsored meetings, sales tools and resources, we maintain a website exclusively for our Brand Partners, where they can access the latest USANA news, obtain training materials, manage their personal information, enroll new customers, shop for products, and register for company-sponsored events. Additionally, through this website, Brand Partners can access other online services to which they may subscribe. For example, we offer an online business management service, which includes a tool that helps Brand Partners track and manage their business activity, a personal webpage to which prospects or retail customers can be directed, and e-cards for advertising.
We also believe that recognition is an important factor in supporting and retaining our Brand Partners. We understand that being a successful USANA Brand Partner requires hard work and dedication, and we celebrate key achievements and rank advancements of our Brand Partners. We believe that our recognition programs greatly contribute to our ability to retain our Brand Partners.
Direct Selling Business Model. We believe that our direct selling business model provides, among others, the following advantages:
•No requirement for a company-employed sales force to sell our products, with a relatively low incremental cost to add a new active Customer;
•Commissions paid to our Brand Partners are tied to sales performance;
•Accounts receivable are minimal because payment is required at the time a customer purchases product;
•A stream of recurring revenue generated from our monthly product subscription program known as “Auto Order,” which we utilize in all of our markets (this program offers a 10% price discount and represented 62% of our direct sales product sales volume for the year ended January 3, 2026); and
•The ability to expand into new international markets with moderate investment because we generally maintain only warehouse facilities, customer support, and minimal administrative facilities in those international markets. Larger markets, including China, however, require more significant local investment.
Omni-Channel Platform. We believe that our omni-channel platform through USANA, Hiya, and Rise provides, among others, the following advantages:
•Access to a new, diverse and growing sales and customer base through direct-to-consumer, third-party marketplace, and retail distribution channels;
•Direct-to-consumer subscriptions through Hiya that provide:
◦a steady, predictable income stream, making it easier to manage cash flow and plan for growth;
◦stronger relationships with customers making it easier for them to receive products regularly, which leads to higher retention rates and loyalty;
◦a platform to retain existing subscribers in an effort to lower expenses on acquiring new customers;
◦data on customer preferences and behaviors, which enables personalized offerings, efficient marketing and data-driven innovation insights; and
◦minimal accounts receivable because payment is required at the time of online purchase.
•Third-party marketplace sales that provide:
◦the ability to tap into built-in customer traffic and high purchase intent without generating all of the demand through traditional advertising;
◦an opportunity to lower customer acquisition costs by leveraging marketplace searches and algorithms in lieu of fully paid digital advertising; and

◦potentially higher sales conversion rates due to trust in the marketplace's advertising, payment options, and fulfillment capabilities.
•Retail (brick-and-mortar) sales that provide:
◦in-person shelf presence to promote visibility and discovery of Hiya and Rise products in high-traffic environments;
◦increased trust, credibility, and purchase opportunity for Hiya and Rise products generated from the reputation of our key retail partners; and
◦potential accelerated scale and increased geographic reach for Hiya and Rise products through the diverse and expansive locations of our key retail partners.
Experienced Management Team. Our management team includes individuals with expertise in various scientific and managerial disciplines, including global direct selling, nutrition, product research and development, international development, marketing, sales, information technology, manufacturing, accounting and finance, legal, regulatory, and operations. This team is responsible for supporting growth, R&D, international expansion, strengthening our financial condition, and improving our internal controls. Our team also includes individuals with significant expertise in the sales and distribution models for Hiya and Rise.
Competition
Our business through USANA, Hiya, and Rise is very competitive and the barriers to entry are not significant. We compete with manufacturers, distributors, and retailers of nutritional products in many channels, including global direct selling, direct-to-consumer, specialty retail stores, wholesale stores, e-commerce businesses such as Amazon, and the internet generally. We also compete with other public and privately owned direct sellers for distributor talent, including for example Amway, Herbalife, and Nu Skin. On both fronts, compared to USANA, Hiya, and Rise, many of our competitors are significantly larger, have a longer operating history, higher visibility and name recognition, and greater financial resources. We compete with these entities by emphasizing the strengths of our business, as described in the "Operating Strengths" section above.
Product Returns
Product returns have not been a material factor in our business, totaling approximately 0.8%, 0.6%, and 0.6% of net sales in 2025, 2024, and 2023, respectively. Customer satisfaction has always been and will continue to be a hallmark of our business. We believe that we have always offered a generous product return policy. Our standard return policy for our core nutritional business allows customers to receive a 100% refund on the purchase price on all product orders that are unused and returned within the first 30 days following purchase. Additionally, we offer a 100% refund of the sales price on all product orders by Brand Partners that are unused and resalable up to one year from the date of purchase. To avoid manipulation of our Compensation Plan, return of product when the purchase amount exceeds $100 and the product was not damaged at the time of receipt by the Brand Partner may result in cancellation of a Brand Partner’s distributorship. This standard policy differs slightly in a few of our international markets due to applicable regulations in those markets. It also differs from our Hiya direct-to-consumer segment for which returns are allowed only in specific situations. For Hiya's business, a return must be unopened in its original packaging postmarked within 10 days of the original delivery date.
Major Customers
We sell product to independent Brand Partners, Preferred Customers, active Monthly Subscribers, and retail customers. No single Brand Partner, Preferred Customer, active Monthly Subscriber, or retail customer accounted for 10% or more of net sales in any of the last three fiscal years. Notwithstanding the foregoing, the nature of our business model results in a significant amount of sales to several different Brand Partner leaders and their sales organizations. Although no single Brand Partner accounted for 10% or more of our annual net sales, the loss of a key Brand Partner leader or that Brand Partner’s sales organization could adversely affect our net sales and our overall operating results. As noted elsewhere in this report, notwithstanding its omni-channel platform, Rise relies on orders from certain key retailers to generate the majority of its sales. We cannot assure you that orders from these retailers will continue, increase in volume, or meet Rise's current or future forecasts. See “Item 1A. Risk Factors.”

Brand Partner Compliance
Our reputation depends upon the quality of our products and the integrity of our Brand Partners for our core nutritional business. We continually monitor and review our Brand Partners’ compliance with our policies and procedures as well as the laws and regulations applicable to our business around the world. Part of this review entails an assessment of our Brand Partners’ sales activities to ensure that they are actually selling products to consumers. Our policies and procedures require Brand Partners to present our products and the USANA opportunity ethically and honestly. Brand Partners are not permitted to make claims about our products or Compensation Plan that are not consistent with our policies and procedures and applicable laws and regulations. The majority of our Brand Partners use marketing and promotional materials provided by USANA. Brand Partners are permitted to produce their own marketing and promotional materials. However, prior to doing so, Brand Partners are required to complete an Advertising Certification to help educate them and prevent them from making unapproved product and business claims (with the exception of Mainland China where Brand Partners are only allowed to use advertising material created by the Company).
In the ordinary course of our business, we encounter Brand Partners who fail to adhere to our policies and procedures. We systematically review reports of alleged Brand Partner misbehavior. Infractions of the policies and procedures are reported to our Ethics and Education group, who determine what, if any, disciplinary action is warranted in each case. More serious infractions are also reported to our Ethics Committee, which includes USANA executives. If we determine that a Brand Partner has violated any of our policies and procedures, we may take a number of disciplinary actions, including warnings, fines or probation. Among other measures, we may also withdraw or deny awards, suspend privileges, withhold commissions until specific conditions are satisfied, or take other appropriate actions in our discretion, including termination of the Brand Partner’s purchase and distribution rights.
Because we believe that Brand Partner compliance is critical to the integrity of our business, we are aggressive in ensuring that our Brand Partners comply with our policies and procedures. When a Brand Partner fails to comply with our policies and procedures, we may terminate the Brand Partner’s purchase and distribution rights. From time to time, we become involved in litigation with Brand Partners whose purchase and distribution rights have been terminated. We consider such litigation to be routine and incidental to our business and we will continue to be aggressive in ensuring that our Brand Partners comply with our policies and procedures.
Information Technology
We believe that the ability to efficiently manage sales, active Customer data, distribution, compensation, manufacturing, inventory, accounting and finance, and communication functions through the use of secure, sophisticated, and dependable information processing systems is critical to our success. We continually evaluate changes in the information technology environment in connection with our efforts to capitalize on new technologies, keep pace with regulatory standards, and secure our systems and data. Over the last several years, we have meaningfully invested in technology systems and infrastructure to create a better overall customer experience for our customers and we will continue to invest in this area going forward, including in 2026.
Our information technology resources are maintained primarily by our in-house staff to optimally support our customer base and core business processes. Our IT staff manages an array of systems and processes that support our global operations 24 hours a day and 365 days a year. Below is a list of our most critical applications:
•A web-based application and native mobile applications that provide online services to Brand Partners, such as training sessions, presentations, communication tools, online shopping, enrollment, a real-time reporting engine, product information, web hosting, email, and other tools to help Brand Partners effectively manage their business and sales organizations;
•A web-based order-entry system that handles order entry, customer information, compensation, Brand Partner business structure, returns, invoices, and other transactional-based processes; and
•Fully integrated worldwide Enterprise Resource Planning (“ERP”) systems that handle accounting, human resources, inventory management, production processes, quality assurance, and reporting requirements in a multinational environment.
Our web applications are supported by a clustered environment providing high availability. All systems vital to the functioning of our organization are fully backed up and stored off-site to mitigate the risk of significant interruption of our business in the event of a disaster at the locations of our primary servers.

We are investing in strengthening our data foundation to improve internal reporting functions and better enable our internal artificial intelligence / machine learning projects to increase effectiveness. We are also engaged in a large modernization effort to improve the infrastructure and technologies that our core systems are based upon. In addition, we will increase artificial intelligence adoption to speed up internal work and efficiency.
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
Advertising of our products in the United States is subject to regulation by the FTC under the FTC Act. Claims by us or our Brand Partners about our products that cannot be adequately substantiated may be considered unfair or deceptive acts or practices and may expose us to liability under the FTC Act. In recent years, the FTC has initiated numerous investigations of and actions against companies that sell dietary supplement, weight-management, and cosmetic products. We believe that we have adequate substantiation for all material advertising claims that we make for our products in the United States, and we believe that we have organized the documentation to support our advertising and promotional practices. However, no assurance can be given that the FTC would reach the same conclusion if it were to review or question our substantiation for our advertising claims in the United States.
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
BabyCare has obtained direct selling licenses in certain provinces and municipalities in China, but must obtain others from additional provinces and municipalities if it is to continue to expand its business model in China. As of the date of this Annual Report, BabyCare has been granted licenses to engage in direct selling in the provinces and municipalities of Beijing, Jiangsu, Shaanxi, and Tianjin.
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
Transfer Pricing Regulation. In the United States and many other countries, we are subject to transfer pricing and other tax regulations designed to ensure that appropriate levels of income are reported by our United States or international entities and taxed accordingly. We have adopted transfer prices, which are supported by formal transfer pricing studies, for the sale of products to our subsidiaries in accordance with applicable transfer pricing laws. In addition, we have entered into agreements with our subsidiaries for services and other contractual obligations, such as the payment of Brand Partner incentives that are also supported by the same formal transfer pricing studies. We have experienced instances in the past where international taxing authorities have successfully challenged our transfer pricing calculations and agreements and assessed us additional tax. Going forward, if the U.S. Internal Revenue Service (“IRS”) or the taxing authorities of any other jurisdiction successfully challenge these agreements or require changes in our standard transfer pricing practices for products, we could become subject to higher taxes and our earnings could be adversely affected. The tax treaties between the United States and most countries provide competent authority for relief to avoid any double taxation. We believe that we operate in compliance with all applicable transfer pricing regulations. There can be no assurance, however, that we will continue to be found to be operating in compliance with transfer pricing regulations or that those laws will not be modified, which may require that we change our operating procedures.
In addition, the organization for Economic Co-operation and Development, or OECD, has released guidance covering various international tax standards as part of its “base erosion and profit shifting,” or BEPS, initiative. On December 20, 2021, the OECD published model rules around two groups of proposals for global tax reform labeled “Pillar One” and "Pillar Two”. Pillar One provides a framework for taxing rights more closely aligned with the location of consumer engagement. Pillar Two establishes a global minimum tax rate of 15% and would apply on income that is taxed less than 15% in any taxing jurisdiction. In December 2022, the EU member states agreed to implement the OECD framework in their domestic tax laws with a target effective date for the 15% global minimum tax rate in 2024. The OECD has issued additional guidance in 2023, 2024, 2025 and more guidance is expected in 2026. We continue to evaluate the potential impact of the OECD model rules and guidance on the Company. There can be no assurance that future legislative, regulatory, or judicial developments will not result in an increase in the amount of taxes payable by the Company.
Intellectual Property
Trademarks. We have developed and use registered trademarks in our business, particularly relating to our product names. We own 34 trademarks that are registered with the U.S. Patent and Trademark Office. Federal registration of a trademark enables the registered owner of the mark to bar the unauthorized use of the registered mark by a third-party in connection with a similar product in similar channels of trade anywhere in the United States, regardless of whether the registered owner has ever used the trademark in the area where the unauthorized use occurs. We have filed applications and own trademark registrations, and we intend to register additional trademarks in countries outside the United States where USANA products are or may be sold in the future. Protection of registered trademarks in some jurisdictions may not be as extensive as the protection in the United States.
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
Seasonality
We experience variations in the activity of our core nutritional customers in many of our markets in the first and fourth quarters around major cultural events such as Lunar New Year and Christmas. Hiya's first quarter typically reflects normal seasonality of higher marketing spend for New Years, as well as third quarter for back to school.
Backlog
Our products are typically shipped within 72 hours after receipt of an order. As of March 13, 2026, we had no significant backlog of orders.
Working Capital Practices
Due to our dual role as manufacturer and distributor, we require substantial inventories, as such, we strive to maintain sufficient amounts of inventory in order to provide a high level of service to our customers. At times we may strategically choose to carry a greater amount of inventory for various reasons, such as promotional activity, product launches, and uncertainty in supply and distribution channels. We also watch seasonal commodity markets and may buy ahead of normal demand to hedge against cost increases and supply risks. The entry and expansion into large retailers by Rise has required meaningful investments in working capital to meet aggressive sales targets. Additionally, Hiya has required additional working capital as it begins to expand internationally in the first quarter of 2026 and into retail in the second quarter of 2026.
Environment Laws
We are not aware of any instance in which we have contravened federal, state, or local laws relating to protection of the environment or in which we otherwise may be subject to liability for environmental conditions that could materially affect operations.
Our Values and Culture
Our business is driven by our four Core Values:
•Excellence: We never settle for status quo. We push boundaries through innovation and a commitment to continuous improvement.
•Community: We uplift, empower, and grow stronger together.
•Integrity: We hold ourselves to the highest ethical standards in everything we do.
•Health: We champion true health through informed choices and intentional living.
Corporate Sustainability
The Sustainability Committee of the Board of Directors oversees and advises on all matters related to corporate sustainability. The Sustainability Committee is composed of directors Peggie Pelosi, Chair; John Fleming; Frederic Winssinger; Tim Wood; and J. Scott Nixon. The corporate sustainability effort focuses on issues that address enterprise risk and the overall strength and resilience of our business by addressing potential impacts on customer acquisition and retention, employee engagement, continuity of operations, and support of the communities and environment in which we operate. In the United States and abroad there are an increasing number of sustainability-related rules and regulations that have been adopted or proposed. Such regulations may subject us to new disclosure requirements, which could result in risks to our reputation or consumer demand for our products if we do not meet increasingly demanding stakeholder expectations and standards. We will continue to incorporate and advance sustainability-related principles and practices across all of our markets as part of our commitment to improving the health and wellness of individuals, families and communities around the world.

Our sustainability strategy centers on three main pillars - products, people, and planet - that encompass where we are focusing our sustainability efforts now and in the future. To achieve our objectives, we plan to continue fortifying each pillar, to deliver meaningful progress while evolving our efforts to ensure our business becomes more sustainable day by day.

Strategic Pillars	Tier One Topics	Tier Two Topics
Products	•Product quality and safety •Responsible sourcing •Health and nutrition •Business Ethics and Compliance	•Value added and accessible products
People	•Talent management and development •Employee health, safety, and well-being •Inclusion and belonging	•Human rights
Planet	•Sustainable packaging •Waste management •Greenhouse gas management	•Biodiversity and environmental conservation •Energy management •Water management
We encourage you to review our most recent Sustainability Report available on our investor relations website https://ir.usana.com/ for more detailed information regarding our sustainability programs and initiatives. Nothing on our website, including our Sustainability Report or sections thereof, is deemed incorporated by reference into this Report.
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
As of January 3, 2026, we had approximately 1,570 employees working in 22 countries worldwide, as measured by full-time equivalency. The majority of our employee population resides in the United States (41%) and China (28%). Approximately 56% of our worldwide employee population is female. We are actively working through initiatives such as our Women in Leadership Program, along with formal and informal mentorship programs, to continue promoting and hiring talented and capable women into management roles. We have also increased the number of women in leadership roles over the past several years with 48% of total leadership positions currently being held by females. This is important to enhance our understanding of the needs and expectations of USANA's largest group of customers and Brand Partners, females.
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
One of the key elements of our inclusion and belonging program is our commitment to volunteerism and charitable action. In 2025, we spent more than 1,300 hours volunteering, working with local organizations to help promote inclusion and belonging in the communities where we operate. Additionally, we continued our support of programs that foster career development and help to ensure that all employees have the opportunity to reach their full potential.
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
We understand the value of developing employees at every level. Our leaders actively participate in leadership development programs that include mentorship and coaching, online learning, and regular company and industry specific training programs. Additionally, our global employee population is engaged in online learning platforms, and 487 participants have completed our mentorship and coaching program. All employees are encouraged to attend training specific to their role as well as utilize our tuition reimbursement program, which has provided additional monetary support to employees at all levels as they pursue bachelor and advanced college degrees.
The health and safety of employees is also a key element in providing return to all stakeholders. In addition to following mandatory government requirements for health and safety, we have established a wellness program that includes free nutritional products to employees.
Employees in our corporate headquarters have access to an on-site gym, exercise classes, free access to massages, and chiropractic care. A health clinic located on the campus of our corporate headquarters provides medical and mental health care, and is actively engaged in the health of about 57% of our eligible employees.
We recognize that a strong commitment to community is essential to all stakeholders. We utilize the USANA Foundation, which operates independently of the Company, to provide philanthropic nutrition to underserved children and families worldwide. In 2025, the USANA Foundation:
•Provided over 6.9 million meals with most of them coming from our sustainable Garden Tower program that provides continuous meals each year;
•Provided more than $400,000 in aid and grants to partner charities around the world; and
•Distributed 55,000 backpacks of food for at risk children in local schools to take home on the weekend and during long holiday breaks.
A discussion of the risks relating to our ability to attract and retain active Brand Partners and Preferred Customers, and the loss of key management, is included in Item 1A. Risk Factors.
Information About Our Executive Officers and Directors
Executive Officers
The following table sets forth certain information regarding our Executive Officers as of the date of this Annual Report:

Name	Age	Position
Kevin G. Guest	63	Chief Executive Officer and Chairman of the Board
G. Douglas Hekking	56	Chief Financial Officer
Paul A. Jones	63	Chief People Officer
P. Joshua Foukas	50	Chief Legal Officer, General Counsel and Corporate Secretary
Kathryn Armstrong	45	Chief Scientific Officer
Walter Noot	60	Chief Operating Officer
Brent Neidig	42	Chief Commercial Officer
Kevin G. Guest reassumed the role of Chief Executive Officer in January 2026. Mr. Guest also currently serves as Chairman of the Board, a position he has held since May 2020. Mr. Guest earned a B.A. in Communications from Brigham Young University.
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
Board of Directors
The following table sets forth certain information regarding our Directors as of the date of this Annual Report:

Name	Age	Position
Kevin G. Guest	63	Chief Executive Officer and Chairman of the Board
Gilbert A. Fuller	85	Director
Xia Ding	55	Director
Peggie J. Pelosi	70	Director
Frederic J. Winssinger	57	Director
Timothy Wood	77	Director
John T. Fleming	82	Director
J. Scott Nixon	66	Director
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
•The violation of marketing or advertising laws by Brand Partners in connection with the sale of our products or the improper promotion of our Compensation Plan could adversely affect our business.
•We may have or could incur obligations relating to the activities of our Brand Partners.
•Our Brand Partner Compensation Plan, or changes we make to it, may be viewed negatively by some Brand Partners, could fail to achieve our desired objectives, and could have a negative impact on our business.
•Changes we are required to make to our Brand Partner Compensation Plan in certain markets, including limits on the amount of Brand Partner compensation we can pay, may hurt our ability to attract and retain Brand Partners, result in regulatory risk and affect our operating results.

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
•Legal action by former Brand Partners or third parties against us could harm our business.
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

Human Capital Risks Associated with our Business
•If we are unable to attract and retain active Brand Partners and Preferred Customers, our business may be harmed.
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
•The Hiya Acquisition may be viewed negatively by our Brand Partners.

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
We regularly analyze our business model in response to settlements between the FTC and other direct selling companies, as well as guidance and other communications issued by the FTC, and from time to time we refine aspects of our business model where appropriate. While we maintain a robust Brand Partner compliance program and strive to educate our Brand Partners on compliant claims, if a regulator determines we are making misleading claims, this could lead to an FTC investigation, which could harm our business operations. Additionally, while we strive to ensure that our compensation plan is compliant with applicable laws and regulatory guidance in each of our markets, we cannot assure you that a regulator, if it were to review our business, would agree with our assessment and would not require us to change one or more aspects of our operations. Any action against us in the future by the FTC or another regulator could materially and adversely affect our operations.
We are also subject to various direct selling laws and regulations in our other markets, including China (as explained below). We cannot predict the nature of any future law, regulation, or guidance, nor can we predict what effect additional governmental regulations, judicial decisions, or administrative orders would have on our business. Failure by us, or our Brand Partners, to comply with these laws, regulations, or guidance, could have a material adverse effect on our business in a particular market or in general. Finally, the continuation of regulatory challenges, investigations and litigation against other direct selling companies could harm our business and industry if the laws and regulations are interpreted in a way that results in additional restrictions on direct selling companies in general.
The violation of marketing or advertising laws by Brand Partners in connection with the sale of our products or the improper promotion of our Compensation Plan could adversely affect our business.
All Brand Partners contractually agree to adhere to our policies. Although these policies prohibit Brand Partners from making false, misleading and other improper claims regarding products or income potential from the sale of the products, from time to time Brand Partners, without our knowledge and in violation of our policies, create promotional materials or otherwise provide information that does not accurately describe USANA, our products or the Compensation Plan. They also may make statements regarding potential earnings, product claims, or other matters in violation of our policies or applicable laws and regulations concerning these matters. These violations may result in legal action against us in our various markets by regulatory agencies, state attorneys general, or private parties. Legal actions against us or our Brand Partners or others who are associated with us could lead to increased regulatory scrutiny of our business, including our business model. While we take what we believe to be commercially reasonable steps to regularly train our Brand Partners, and monitor their activities to promote compliance with our policies and guard against illegal or unethical conduct by Brand Partners, there can be no assurance that our efforts will be sufficient to accomplish this objective. In the past, we have experienced adverse publicity both within and outside of our sales force for enforcing our Brand Partner policies and procedures. This type of adverse publicity has made, and will continue to make, it difficult for us to attract and retain Brand Partners and Preferred Customers and may have an adverse effect on our business, financial condition, and results of operations.
We may have or could incur obligations relating to the activities of our Brand Partners.
Our Brand Partners are subject to taxation, and, in some instances, legislation or governmental agencies may impose an obligation on us to collect taxes, such as sales taxes or value added taxes, and to maintain appropriate records of such transactions. In addition, we are subject to the risk in some jurisdictions of being responsible for social security and similar taxes as well as employee benefits with respect to our Brand Partners. In particular, the laws regarding independent contractor status in certain jurisdictions, including the United States, continue to evolve and, in some cases, authorities have sought to apply these laws unfavorably against gig economy, platform and direct selling companies, including USANA. In 2020, we were named as a defendant in a private lawsuit in California by a plaintiff’s firm that is seeking to reclassify our California Brand Partners from independent contractors to employees under California state law. Although we prevailed in this litigation and continue to believe we have legally and appropriately classified our Brand Partners as independent contractors, it is possible that future lawsuits or potential future laws, could negatively impact the independent contractor status of our Brand Partners or distributors in direct selling companies in general.
In March 2024, a new Department of Labor (DOL) rule regarding the classification of workers as employees vs. independent contractors under the Fair Labor Standards Act went into effect but became subject to litigation. If the 2024 DOL final rule or other federal, state or local laws and regulations or the interpretation of such laws and regulations require us to treat our Brand Partners as employees, or if our Brand Partners are deemed by local regulatory authorities in one or more of the jurisdictions in which we operate to be our employees rather than independent contractors, under existing laws and interpretations, we may be deemed to be responsible for a variety of obligations that are imposed upon employers relating to their employees, including social security and related taxes in those jurisdictions, wages, employee benefits, plus any related assessments and penalties, which could harm our financial condition and operating results.
Our Brand Partner Compensation Plan, or changes we make to it, may be viewed negatively by some Brand Partners, could fail to achieve our desired objectives, and could have a negative impact on our business.
From time to time, we modify our Compensation Plan to (i) keep it competitive and attractive, (ii) cause or address a change in Brand Partner behavior, (iii) conform to legal and regulatory requirements, or (iv) address other business needs. It is difficult to predict how any changes to the plan will be viewed by Brand Partners and whether such changes will achieve their desired results. For example, in 2023 we launched our Affiliate program in certain markets and this program creates a new and different element of our Compensation Plan. In 2025, we also made certain modifications to our Compensation Plan to enhance the earning opportunity for Brand Partners and prioritize sales and customer growth. There can be no assurance that changes to our Brand Partner Compensation Plan will allow us to successfully attract new Brand Partners or retain existing Brand Partners, nor can we assure that any changes we make to our Compensation Plan will achieve our desired results. We may also face legal challenges and disputes from our Brand Partners in one or more markets regarding changes to the Compensation Plan. Additionally, the payment of Brand Partner incentives under our Compensation Plan is our most significant expense. Modifying our Compensation Plan directly affects the incentives we pay as a percentage of net sales. There can be no assurance that changes to the Compensation Plan will be successful in achieving target levels of Brand Partner incentives as a percentage of net sales. Furthermore, such changes may make it difficult to attract and retain qualified and motivated Brand Partners.
Changes we are required to make to our Brand Partner Compensation Plan in certain markets, including limits on the amount of Brand Partner compensation we can pay, may hurt our ability to attract and retain Brand Partners, result in regulatory risk and affect our operating results.
We have been required to modify our Brand Partner Compensation Plan in certain markets to comply with the laws and regulations in these markets or the interpretation of the same by authorities in these markets. For example, we have been required to use a different compensation plan for our BabyCare operations in China (as noted elsewhere in this report) and have been required to modify our Compensation Plan in India, South Korea, Malaysia, and Indonesia to comply with applicable laws and regulations. We obtain regulatory approval of our Compensation Plan when required or, when not required, we may seek a legal opinion regarding compliance. We may also be prohibited from distributing products through direct selling or paying multilevel compensation in some countries. Several markets, including China, South Korea, and Indonesia also impose limits on the amount of compensation we can pay to our Brand Partner sales force.
If we fail to comply with the legal requirements for our Compensation Plan in our various markets, including the limits on compensation we are legally permitted to pay, we may incur fines or other sanctions, including the loss of applicable licenses to conduct our business. These required changes to our Compensation Plan, including compensation limits, may also be viewed as limiting the incentive for people to join our Brand Partner sales force and may reduce the competitive advantage of our Brand Partner Compensation Plan.
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
Our operations in China are conducted by BabyCare, our China subsidiary. BabyCare operates in China pursuant to direct selling laws and regulations that are uncertain and evolving. These regulations contain a number of financial and operational restrictions for direct selling companies, including prohibitions on pyramid selling and multi-level compensation. The laws and regulations are also subject to discretionary interpretation and enforcement by various state, provincial and municipal level officials in China. Regulators in China may modify current direct selling laws and regulations or change how they interpret and enforce them. As a result, there can be no assurance that the Chinese government’s current or future interpretation and application of existing and new regulations will not negatively impact our business in China, result in regulatory investigations or lead to fines or penalties against us or our Brand Partners.
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
In addition to BabyCare's business in China, we periodically offer and sell certain U.S. products in China through a cross-border e-commerce sales channel by utilizing one of our separate China subsidiaries that is registered to engage in cross-border e-commerce. This cross-border e-commerce channel is legally required to be separate from BabyCare's business in China. The products that we offer and sell through this channel are neither registered for retail sale in China nor registered as direct selling products under BabyCare's direct selling license. Consequently, products sold via our cross-border e-commerce channel can only be sold to China customers for their personal consumption and cannot be sold through BabyCare's direct selling channel. BabyCare's business in China could be negatively impacted if China regulatory authorities (i) attribute our cross-border e-commerce sales and related product claims to BabyCare's business, and (ii) make a determination that the same are in violation of direct selling or other applicable laws and regulations.
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
Direct selling regulations in China prevent persons who are not Chinese nationals from engaging in direct selling in China. We have implemented internal policies that are designed to promote our Brand Partners’ compliance with these regulations, however, we cannot guarantee that any of our Brand Partners residing outside of China or any of BabyCare’s Brand Partners in China have not engaged or will not engage in activities that violate our policies in this market or that violate Chinese law or other applicable laws and regulations, which might result in regulatory action and adverse publicity and potential harm to our business in China.
The Chinese government has investigated and imposed significant fines on companies and their distributors believed to have violated direct selling and anti-pyramiding regulations. In some cases, it has even shut such companies down. There have been instances where inquiries or complaints about BabyCare’s business have resulted in warnings from the Chinese government as well as the payment of fines by BabyCare or its distributors. We expect that BabyCare will continue to face the risk of government inquiries, complaints or investigations. Any determination that BabyCare’s business or the activities of its Brand Partners are not in compliance with applicable regulations could result in additional fines, disruption of business, or the suspension or termination of BabyCare’s licenses, including its direct selling licenses, all of which could have a material adverse effect on our business and operations. There can be no assurance that the Chinese government’s interpretation and enforcement of applicable laws and regulations will not negatively impact BabyCare’s business, result in regulatory investigations or lead to fines or penalties against BabyCare, USANA or our Brand Partners in China.
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
In many market areas, other direct selling companies already have significant market penetration, the effect of which could be to desensitize the local population to a new opportunity, such as USANA, or to make it more difficult for us to attract qualified Brand Partners or sell to customers generally. Even if we are able to commence operations in new markets, there may not be a sufficient population of persons who are interested in our business.
Trade policies, disputes, tariffs or other international disputes could harm our business and operating results.
Trade policies and actions which have been, or in the future may be, implemented by the United States against other countries, including China, relating to the import and export of certain products, and negotiations with respect thereto, may have a negative effect on our business, financial condition, and results of operations in China and other markets. In 2025, there have been increased, consistent, ongoing discussions and activities from the presidential administration that raise concern in this regard.
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
For the year ended January 3, 2026, 75.7% of our total net sales were generated in markets outside of the United States. Consequently, exchange rate fluctuations have, and will continue to have, a significant effect on our sales and earnings. If exchange rates fluctuate dramatically, it may become uneconomical for us to establish or to continue activities in certain countries. For instance, changes in currency exchange rates may affect the relative prices at which we and our competitors sell similar products in the same market. As our business expands outside the United States, an increasing share of our net sales and operating costs is transacted in currencies other than the U.S. dollar. Accounting practices require that our non-U.S. financial results be converted to U.S. dollars for reporting purposes. Consequently, our reported net earnings may be significantly affected by fluctuations in currency exchange rates, with earnings generally increasing with a weaker U.S. dollar and decreasing with a strengthening U.S. dollar.
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
We manufacture approximately 56% of the products sold to our customers. Additionally, over the past several years we have increased self-manufacturing of our foods, personal care and skincare products, which has increased the percentage of products we manufacture in-house. Because of our self-manufacturing practices, we are dependent upon the uninterrupted and efficient operation of our manufacturing facilities. Those operations are subject to power failures, the breakdown, failure, or substandard performance of equipment, the improper installation or operation of equipment, natural or other disasters, and the need to comply with the requirements or directives of government agencies, including the FDA and CFDA. There can be no assurance that the occurrence of these or any other operational problems at our facilities would not have a material adverse effect on our business, financial condition, or results of operations.
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
We contract with third-party suppliers and manufacturers for the production of certain of our products, which accounted for approximately 44% of our product sales for the year ended January 3, 2026. These third-party suppliers and manufacturers produce and, in most cases, package the products according to formulations and specifications that have been developed by or in conjunction with our in-house product development team. These products include most of our gelatin-capsulated supplements, Rev3 Energy Drink, Probiotic, our powdered drink mixes, foods, and certain of our personal care products, including our Celavive line for markets outside of China. Hiya and Rise also utilize third-party manufacturers for certain of their products. Products manufactured by third-party suppliers at their locations must also pass through quality control and assurance procedures to ensure they are manufactured in conformance with our specifications. We cannot assure you that our outside contract manufacturers will continue to reliably supply products to us at the levels of quality, or the quantities, we require, and in compliance with our specifications or applicable laws, including under the FDA’s GMP regulations. We have encountered situations in the past where we have had disagreements with contract manufacturers about the overall quality of products they have produced for us, and specifically whether such products conform to our specifications. We have also suspended and terminated relationships with contract manufacturers for quality issues and non-conforming products. While our business continuation plan contemplates events such as these, identifying and obtaining acceptable replacement manufacturing sources, on a timely basis or at all, is challenging. Additionally, transferring our third-party manufacturing business to another contract manufacturer can be expensive, time-consuming, result in delays in our production or shipping, reduce our net sales, damage our relationship with customers and damage our reputation in the marketplace.
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
In the past, we have experienced temporary shortages of the raw materials used in certain of our nutritional products. Although we had identified multiple sources to supply such raw material ingredients, quantities of the materials we purchased during these shortages were at higher prices, which had a negative impact on our gross margins for those products. While we periodically experience price increases due to unexpected raw material shortages and other unanticipated events, we have been able to manage this by increasing the price at which we sell our products, therefore, this has historically not resulted in a material effect on our gross margin. Supply chain interruptions, including as a result of shortages and transportation issues or unexpected increases in demand, and price increases can adversely affect us as well as our suppliers and Brand Partners, whose performance may have a significant impact on our results. Such shortages or disruptions could be caused by factors beyond the control of our suppliers, Brand Partners or us. Any of these events, if they were to occur, could harm our business, results of operations and financial condition.
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
Legal, Regulatory, Compliance and Tax Risks
Legal action by former Brand Partners or third parties against us could harm our business.
We continually monitor and review our Brand Partners’ compliance with our policies and procedures as well the laws and regulations applicable to our business. In the ordinary course of our business, Brand Partners occasionally fail to adhere to our policies and procedures. If this happens, we may take disciplinary action against the breaching Brand Partner. This disciplinary action is based on the facts and circumstances of the particular case and may include anything from warnings for minor violations to termination of the Brand Partner’s purchase and distribution rights for more serious violations. From time to time, we become involved in litigation with a Brand Partner whose purchase and distribution rights have been terminated. We consider this type of litigation to be routine and incidental to our business. While neither the existence nor the outcome of this type of litigation is typically material to our business, in the past we have been involved in litigation of this nature that resulted in a large cash award against us.
Our competitors have also been involved in this type of litigation, and more and more of these cases have resulted in class action litigation, where the result has been a large cash award against the competitor or a large cash settlement by the competitor. These types of challenges, awards or settlements could provide incentives for similar actions by other former Brand Partners against us in the future, which could result in class action litigation against us. Any such challenge involving others in our industry or us, could harm our business by resulting in fines or damages against us, creating adverse publicity about us or our industry, or hurting our ability to attract and retain customers.
We believe that Brand Partner compliance is critical to the integrity of our business, and therefore, we will continue to be assertive in ensuring that our Brand Partners comply with our policies and procedures. As such, there can be no assurance that this type of litigation will not occur again in the future or result in an award or settlement that has a materially adverse effect on our business. We could also be subject to challenges by private parties in civil actions. We are aware of recent civil litigation against various direct selling companies in the United States, which have already resulted in settlements and may result in additional significant settlements in the future by these companies. There can be no assurance that we will not be challenged by private parties in litigation.
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
Our effective tax rate has meaningfully increased over the last few years and will likely remain elevated due to profitability erosion in the U.S. resulting from geographic misalignment between net sales and operating expenses.
Our effective tax rate has increased meaningfully over the past few years and is expected to remain elevated in the next fiscal year. The principal driver of this increase is the misalignment between the markets in which we generate net sales and those in which we incur operating expenses. Specifically, nearly 76% of our net sales are generated in markets outside the United States, while a substantial majority of our operating expenses are incurred in the United States. Due to the tax laws, regulations, and administrative practices of the international markets in which we operate, including transfer pricing rules and other limitations on intercompany arrangements, we are limited in our ability to charge or allocate U.S.-incurred expenses to certain foreign markets through intercompany agreements. As a result, a significant portion of our taxable income may be recognized in foreign markets without a corresponding allocation of global administrative and support. This structural mismatch may increase our overall effective tax rate and reduce our after-tax profitability. In addition, changes in global tax laws, evolving interpretations of existing tax regulations, increased scrutiny by tax authorities, and ongoing international initiatives addressing cross-border taxation could further restrict our ability to align income and expenses across our markets. Any such developments may increase the disparity between the location of our net sales and expenses and could cause our effective tax rate to remain elevated or increase further.
An elevated effective tax rate may materially and adversely affect our net earnings, cash flows, and financial condition. If we are unable to diversify our income geographically or implement cross-border tax planning strategies that are compliant with applicable laws, our effective tax rate may continue to exceed historical levels and may fluctuate significantly from period to period.
If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud.
In 2024, we concluded that our disclosure controls and procedures were not effective as of December 30, 2023, due to material weaknesses in internal control over financial reporting. The material weaknesses resulted from an insufficient complement of trained resources with specialized skills and knowledge in information technology general controls (ITGCs), or an alternative contingency plan, to timely respond to the impacts of turnover in key personnel with responsibility for ITGCs that occurred during 2023. Although these material weaknesses did not result in any errors to the financial statements, and there were no changes to previously released financial results, the applicable control deficiencies were not remediated as of December 30, 2023, and consequently, there was a reasonable possibility that it could have resulted in a material misstatement in the Company's financial statements that would not have been detected.
The Company’s management, under the oversight of the Audit Committee, completed a remediation plan for these material weaknesses in 2024 and later concluded that these material weaknesses had been remediated, that the related controls were effective. Similarly, for fiscal year 2025, management has concluded that the Company's disclosure controls and internal control over financial reporting are effective as of January 3, 2026. Going forward, if we fail to maintain effective internal controls, we could be required to take costly and time-consuming corrective measures, to remedy any number of deficiencies, significant deficiencies or material weaknesses, be required to restate the affected historical financial statements, be subjected to investigations and/or sanctions by federal and state securities regulators and be subjected to civil lawsuits by security holders. Any of the foregoing could also cause investors to lose confidence in our reported financial information and in our company and would likely result in a decline in the market price of our stock and in our ability to raise additional financing if needed in the future.
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

Concern over climate change, including plastics and packaging materials, in particular, may result in new or increased legal and regulatory requirements, including, for example, two climate disclosure laws and recycling laws adopted by California. Increased regulatory requirements related to environmental causes, and related ESG disclosure rules, including the new California laws, additional states that have enacted similar laws, and any new laws or regulations on climate change promulgated by the SEC, other states, or other countries in which we do business, may result in increased compliance costs or increased costs of energy, raw materials or compliance with emissions standards, which may cause disruptions in the manufacture of our products or an increase in operating costs. Any failure to achieve our sustainability goals or a perception (whether or not valid) of our failure to act responsibly with respect to the environmental, human capital, or social issues, or to effectively respond to new, or changes in, legal or regulatory requirements concerning environmental or other ESG matters, or increased operating or manufacturing costs due to increased regulation or environmental causes could adversely affect our business and reputation and increase risk of litigation.

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
Human Capital Risks Associated with our Business
If we are unable to attract and retain active Brand Partners and Preferred Customers, our business may be harmed.
Our consumer base includes Brand Partners who personally consume and sell our products, Preferred Customers who join USANA and simply consume our products, and retail customers who do not join USANA but purchase products directly from us or one of our Brand Partners and consume our products. We refer to Brand Partners and Preferred Customers in this Annual Report together as active Customers. We rely largely on our Brand Partners to market and sell our products and to generate active Customer growth. Our ability to maintain and increase sales in the future will depend in large part upon our success in increasing our number of active Customers. Our success will also depend on our ability to retain and motivate our existing Brand Partners and attract new Brand Partners to sell our products. Brand Partners typically market and sell our products on a part-time basis and often engage in other business activities, some of which may compete with us. Our ability to continue to attract and retain active Customers can be affected by a number of factors, some of which are beyond our control, including each of the other risks identified in this Annual Report. Our Brand Partners may terminate their services at any time and, like most direct selling companies, we experience a high turnover among new active Customers from year to year. Customers may also stop buying from us at any time and it is challenging to determine why a customer actually stops buying. For the last few years, most of our markets, including China, have experienced active Customer declines. If our strategies, including our customer experience strategy, do not generate growth in our active Customer base, our operating results could be harmed.
We also rely on the successful efforts of our Brand Partners who become leaders with our Company. Our Compensation Plan is designed to permit Brand Partners to sponsor new Brand Partners and Preferred Customers, thereby creating sales organizations. As a result, Brand Partners develop business and personal relationships with other Brand Partners and Preferred Customers. The loss of a key Brand Partner or group of Brand Partners, large turnover or decreases in the size of the key Brand Partner force, seasonal or other decreases in product purchases, sales volume reduction, the costs associated with training new Brand Partners, and other related expenses may adversely affect our business, financial condition, or results of operations.
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
Risks Associated with Business Development Activities, Acquisitions and our Acquired Businesses
Growth through acquisitions is part of our strategy, and we may not successfully integrate, operate or realize the anticipated benefits of our acquisitions.
Our growth strategy contemplates acquiring additional businesses, such as the Hiya Acquisition that we completed during 2024 and our acquisition of Rise and another small business in 2022. We may acquire additional businesses in the future to the extent that we find prospects that meet our acquisition criteria. Our acquisition criteria includes, but is not limited to: vertical integration; product and category expansion; channel expansion; geographic expansion; and other opportunities that strengthen, diversify and grow our omni-channel business. Our completed and potential future acquisitions entail a variety of risks and uncertainties, including: (i) potential disruption to our core nutritional business; (ii) failure to achieve our strategic objectives, efficiencies, and growth strategies for the acquisition; (iii) potential loss of key employees, customers, or other stakeholders of acquired businesses, particularly given that our strategy contemplates our acquired businesses operating and growing independently of USANA; (iv) general risks associated with owning and overseeing businesses and industries where we have limited or no prior experience; (v) expense and indebtedness, including unanticipated liabilities and litigation; (vi) shareholder dilution; (vii) difficulty in implementing an effective control environment for acquired companies, in a timely and efficient manner; or (viii) the failure to consummate transactions in a timely or efficient manner or at all.
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
The Hiya Acquisition was consummated in December 2024 and various integration activities commenced in 2025. The pursuit of the Hiya Acquisition, preparation for the integration of Hiya and the integration of Hiya have required the time and attention of USANA and Hiya management and other internal resources and the integration of Hiya may continue to do so. This may disrupt our ongoing business and the business of the combined company.

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
The Hiya Acquisition may be viewed negatively by our Brand Partners.
The Hiya Acquisition and our expansion into new businesses may be viewed negatively by some of our Brand Partners as Hiya sells products that are similar to, and potentially competitive with, those of our core nutritional business and may be perceived as utilizing disproportionate resources for business that does not relate to direct selling. These perspectives of our Brand Partners could have a material negative impact on the number or productivity of our Brand Partners and result in a reduction in our net sales or active Customer counts.
Hiya's ability to acquire customers in a cost effective manner depends on its capacity to adapt to changes in the digital marketing environment.
Hiya relies significantly on digital marketing channels, including social media platforms, search engines, and other online advertising networks to drive brand awareness, customer acquisition, customer engagement and sales. These channels frequently modify their algorithms, advertising products, pricing models, privacy practices and other terms of service, often without advance notice. Hiya encountered certain of these changes in 2025 and they negatively impacted Hiya's customer acquisition and sales. Future changes in social media advertising algorithms or platform policies may reduce the visibility of Hiya's content, limit its ability to target audiences effectively, increase customer acquisition costs or otherwise diminish the effectiveness of its marketing campaigns.
Additionally, evolving data privacy laws and increased restrictions on the acquisition and use of consumer data may impair Hiya's ability to digitally advertise, measure campaign performance, or optimize advertising spend and marketing efforts. Increased competition for digital advertising inventory may further increase advertising costs and reduce returns on advertising campaign investments.
If Hiya is unable to effectively anticipate, respond to or manage these changes in the digital marketing environment, it may experience reduced traffic to their website, lower conversion rates, higher customer acquisition costs and diminished returns on marketing investments, which could materially adversely affect its business, overall financial condition or results of operations.
Rise's business depends on a limited number of key retail customers, and the loss of, or a significant reduction in orders from, any of these customers could materially adversely affect Rise's business, financial condition and results of operations.
Notwithstanding Rise's omni-channel platform, a substantial portion of Rise's net sales is generated from orders placed by a limited number of large retail customers. Sales to these customers are generally made pursuant to purchase orders rather than long-term, binding agreements. Consequently, these customers may reduce, delay or discontinue their purchases from Rise at any time for any reason. These customers may also seek to renegotiate pricing, payment terms, promotional support, exclusivity arrangements or other terms in a manner that is unfavorable to Rise.
Additionally, Rise's retail customers' purchasing and merchandising decisions are influenced by various factors outside of Rise's control, including consumer demands, inventory management practices, financial condition, and general economic conditions. If any of Rise's key retail customers restructures, consolidates, alters shelf space of Rise products or competing products, Rise's sales volume could decline meaningfully and we can make no assurances that we would be able to replace such lost sales volumes on comparable terms, on a timely basis or at all.
The loss of, or a material reduction in orders from, any of Rise's significant retail customers, or Rise's failure to accurately forecast demand from such customers, could result in lower sales, excess inventory, increased promotional spending, write-downs, and negative margin impact. Any of these events could have a materially adverse effect on Rise's business, overall financial condition or results of operations.

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
Our ability to attract and retain active Customers in our core nutritional business and to sustain and enhance sales through our Brand Partners can be affected by adverse publicity or negative public perception regarding our industry, our competition, or our business generally. Our business prospects, financial condition and results of operations could be adversely affected if our public image or reputation were tarnished by negative publicity. This negative public perception may include publicity regarding the legality of direct selling, the quality or efficacy of nutritional supplement products or ingredients in general or our products or ingredients specifically, data privacy or security concerns, and regulatory investigations, regardless of whether those investigations involve us or our Brand Partners or the business practices or products of our competitors or other direct selling companies.
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
Hiya's and Rise's businesses are also subject to the effects of adverse publicity or negative public perception, and such adverse publicity could have a material adverse effect on their businesses, overall financial condition, or results of operations.
Our business is subject to the risks associated with intense competition from larger, wealthier, and more established competitors.
We face intense competition in the business of distributing and marketing nutritional supplements, vitamins and minerals, personal care products, and other nutritional products, as described in greater detail in “Business — Competition.” Numerous manufacturers, distributors, and retailers compete actively for consumers and, in the case of other direct selling companies, for Brand Partners. Additionally, our failure to develop and utilize AI technology throughout our business could negatively impact our competitive position in the market. AI technology is playing a greater role in product development, operational efficiency, shopping experience, customer engagement, and overall marketing. Our business could be harmed if we are unable to adopt and utilize these technologies as quickly or efficiently as our competition. There can be no assurance that we will be able to compete in this intensely competitive environment. In addition, nutrition and personal care products can be purchased in a wide variety of channels of distribution, including retail stores. Entry to market is not particularly capital intensive or otherwise subject to high barriers and as a result, new competitors can enter easily and compete with us for customers and distributors, including our Brand Partners. Our product offerings in each product category are also relatively small, compared to the wide variety of products offered by many of our competitors.
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
Public health crises such as pandemics, epidemics or disease outbreaks in the United States or globally, including the COVID-19 pandemic, have disrupted, and may in the future disrupt, our business, which could materially affect our results of operations, financial condition, liquidity and future expectations. Any such events may adversely impact our global supply chain and global manufacturing operations and cause us to again limit or suspend our operations in the United States, China and elsewhere. For example, to address the COVID-19 pandemic, many governments issued various restrictive orders that affected businesses and consumers. During the COVID-19 pandemic, government-imposed restrictions, health and safety mandated best practices, and public hesitance regarding in-person gatherings reduced our ability and the ability of our Brand Partners to hold sales meetings, required our Brand Partners to share and sell our products in a predominantly virtual environment, resulted in cancellations of key Company events and trips, required us to utilize a work-from-home strategy for all non-manufacturing and non-distribution employees, and required us to temporarily close our walk-in and fulfillment locations we maintain in some markets. The COVID-19 pandemic also affected the availability and cost of several of our raw materials, packaging materials and shipping resources to transport our product to our various markets around the world.
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
Gull Global, Ltd., an entity that is solely owned and controlled by our founder, Dr. Myron Wentz, owned approximately 40.0% of our outstanding common stock at January 3, 2026. Dr. Wentz is no longer active in the management of USANA and is an emeritus member of our Board of Directors. By virtue of this stock ownership, Dr. Wentz is able to exert significant influence over the election of the members of our Board of Directors and our business affairs. This concentration of ownership could also have the effect of delaying, deterring, or preventing a change in control that might otherwise be beneficial to shareholders. There can be no assurance that conflicts of interest will not arise with respect to these relationships or that conflicts will be resolved in a manner favorable to our other shareholders.
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
There can be no assurance that an active market in our stock will be sustained. We have a relatively small public float compared to the number of our shares outstanding. Accordingly, we cannot predict the extent to which investors’ interest in our common stock will provide an active and liquid trading market. We are also vulnerable to investors taking a “short position” in our common stock, which has the effect of depressing the price of our common stock and adding volatility to our trading market. The price of our common stock also may fluctuate in the future in response to quarter-to-

quarter variations in operating results, material announcements by us or our competitors, governmental regulatory action, conditions in the nutritional supplement industry, negative publicity, or other events or factors, many of which are beyond our control. In addition, the stock market has historically experienced significant price and volume fluctuations, which have particularly affected the market prices of many dietary and nutritional supplement companies and which have not had a strong correlation in certain cases to the operating performance of these companies. Our operating results in future quarters may be below the expectations of securities analysts and investors. If that were to occur, the price of our common stock, and accordingly, the value of a shareholder’s investment in our company, would likely decline, perhaps substantially.
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
Item 2. Properties
Corporate Headquarters
Our worldwide corporate headquarters is a 354,000 square foot company-owned facility located in Salt Lake City, Utah. In addition to executive offices, this facility includes space for manufacturing and quality control, distribution, administrative functions, and research and development. This facility manufactures inventories for all global core nutritional markets, excluding China and India as well as certain inventories for Hiya and Rise. Additionally, we own a 54,000 square foot manufacturing facility, located adjacent to the corporate headquarters facility, where we manufacture certain of our foods products.
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
Our common stock trades on the NYSE under the symbol “USNA.” As of March 13, 2026, we had approximately 226 holders of record of our common stock. We have never declared or paid cash dividends on our common stock. Future cash dividends, if any, will be determined by our Board of Directors and will be based on earnings, available capital, our financial condition, and other factors that the Board of Directors deems to be relevant.
Information regarding securities authorized for issuance under equity compensation plans is included in Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”
Share Repurchases
Our share repurchase plan has been ongoing since the fourth quarter of 2000, with our Board of Directors periodically approving additional dollar amounts for share repurchases under the plan. There were no share repurchases made during the quarter ended January 3, 2026. As of January 3, 2026, the remaining authorized repurchase amount under the stock repurchase plan was $34.0 million inclusive of accrued excise tax. There is no expiration date on the remaining approved repurchase amount and no requirement for future share repurchases.
Stock Performance Graph
The following graph and table compare the performance of our common stock to the Russell 2000 Index ("Index") and to a market-weighted index of six companies selected in good faith from our industry (the “Peer Group”) over the last five years. The data shown assumes an investment on December 31, 2020, of $100 in our common stock and each of the other equities and reinvestment of all dividends into additional shares of the same class of equity, if applicable to the stock or index.
Each of the companies included in the Peer Group markets or manufactures products similar to our products or markets its products through a similar marketing channel. The Peer Group includes the following companies: Nu Skin Enterprises, Inc., Herbalife Nutrition Ltd., LifeVantage Corporation, Medifast, Inc., Nature's Sunshine Products, Inc., and Mannatech, Inc.

Cumulative Shareholder Return
Dec. 2020 - Dec. 2025
300
200
100
0
December 2020
December 2021
December 2022
December 2023
December 2024
December 2025
USNA
Russell 2000
Peer Group

	USNA	Russell 2000	Peer Group
Dec 2020	$100	$100	$100
Dec 2021	$131	$114	$97
Dec 2022	$69	$89	$62
Dec 2023	$70	$103	$47
Dec 2024	$46	$114	$94
Dec 2025	$25	$127	$49
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
Overview
We develop and manufacture high quality nutritional supplements, functional foods and personal care products that are sold throughout the world. Historically, we have distributed our products through the direct selling channel, because we believe it is conducive to our vision of improving the overall health and nutrition of individuals and families around the world. On December 23, 2024, we acquired a 78.85% controlling ownership interest in Hiya, a leading provider of high-quality children's health and wellness products. We believe that the addition of Hiya to our business promotes our vision and adds a diversified layer of growth in the direct-to-consumer channel. In 2022, we acquired Rise and have expanded Rise's product offering, distribution channel, and customer base over the last three years. Consequently, through our core nutritional business, Hiya and Rise, we now operate and sell products through an omni-channel platform, which includes direct selling, direct-to-consumer, third-party marketplace and retail channels and organize our business into two reportable segments: Core nutritional and Hiya direct-to-consumer.
Core nutritional: Core nutritional is our primary business with approximately 84% of consolidated net sales during 2025. Our core nutritional customer base is primarily comprised of two types of customers: “Brand Partners” and “Preferred Customers,” referred to together as “active Customers.” Our Brand Partners also sell our products to retail customers. Brand Partners share in our company vision by acting as independent distributors of our products in addition to purchasing our products for their personal use. In 2023, we launched our Affiliate program in the United States, Canada, and Mexico, which offers another sales and compensation opportunity to individuals who are interested in selling USANA products. Affiliates are discussed and reported in the report as part of our Brand Partners. Preferred Customers purchase our products strictly for personal use and are not permitted to resell or to distribute the products. We only count as active Customers those Brand Partners and Preferred Customers who have purchased from us at any time during the most recent three-month period. As of January 3, 2026, we had approximately 387,000 active Customers worldwide in our core nutritional business.
We have core nutritional operations in multiple markets, with sales and expenses being generated and incurred in multiple currencies. Our reported U.S. dollar sales and earnings can be significantly affected by fluctuations in currency exchange rates. In general, our operating results are affected positively by a weakening of the U.S. dollar and negatively by a strengthening of the U.S. dollar. During 2025, net sales outside of the United States represented 90.3% of core nutritional net sales. In our net sales discussions that follow, we approximate the impact of currency fluctuations on net sales by translating current year sales at the average exchange rates in effect during the comparable periods of the prior year.
Hiya direct-to-consumer: Hiya operates and sells products to customers in the United States. Hiya's customers purchase Hiya products for personal use primarily through a subscription model, which is intended to provide a steady, predictable income stream for Hiya. The ongoing nature of subscriptions fosters stronger relationships with customers by making it easier for them to receive products regularly, which we believe leads to retention and loyalty. Hiya's subscription model also provides important data on customer preferences and behaviors, which enables personalized offerings, efficient marketing and data-driven innovation insights. We evaluate Hiya's customer counts and behavior through its monthly subscribers and only count as "active Monthly Subscribers" those Hiya customers who have purchased from Hiya at any time during the most recent month. As of January 3, 2026, Hiya had approximately 181,700 active Monthly Subscribers.
Other: The other category is comprised of Rise Bar Wellness, Inc. ("Rise") and Oola Global, LLC ("Oola"), which are both businesses we acquired in 2022. Rise manufactures and sells high-quality protein bars, powdered drinks, and clear protein drinks that are formulated to help customers achieve their health goals through clean and simple ingredients. Oola is a direct selling company that offers a personal development framework and nutritional products that helps individuals create a life of balance, growth, and purpose.
We discuss our other category, which is not a reportable segment, together with our "core nutritional" segment.
The following table summarizes operating results as a percentage of net sales for the current and prior-year periods, as indicated:

	Year Ended
	January 3, 2026			December 28, 2024
	Core nutritional & other	Hiya direct-to-consumer	Consolidated	Core nutritional & other	Hiya direct-to-consumer	Consolidated
Net sales	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of sales	19.5%	35.1%	21.7%	18.8%	30.4%	18.9%
Gross profit	80.5%	64.9%	78.3%	81.2%	69.6%	81.1%
Operating expenses:
Brand Partner incentives	42.4%	—%	36.3%	42.7%	—%	42.6%
Selling, general and administrative	32.2%	62.3%	36.5%	30.7%	62.2%	30.8%
Cost realignment and impairment	1.7%	—%	1.5%	—%	—%	—%
Total operating expenses	76.3%	62.3%	74.3%	73.4%	62.2%	73.4%
Earnings from operations	4.2%	2.6%	4.0%	7.8%	7.4%	7.7%

Amortization of acquired intangible assets	0.2%	13.8%	2.1%	0.1%	14.9%	0.2%
Customers
Core nutritional
Because we primarily sell our products to a customer base of independent Brand Partners and Preferred Customers, we increase our sales by increasing the number of our active Customers, the amount they spend on average, or both. Our primary focus continues to be increasing the number of active Customers. We believe this focus is consistent with our vision of improving the overall health and nutrition of individuals and families around the world. Sales to Brand Partners account for approximately 53% of our segment product sales during 2025, with the remainder being to Preferred Customers. Increases or decreases in product sales are typically the result of variations in the volume of product sold relating to fluctuations in the number of active Customers purchasing our products. The number of active Brand Partners and Preferred Customers is therefore used by management as a key non-financial indicator to evaluate our operational performance.
The table below summarizes the change in our active Customer base by geographic region, rounded to the nearest thousand, as of the dates indicated.

	Total Active Customers by Region				Change from Prior Year	Percent Change
	As of January 3, 2026		As of December 28, 2024
Asia Pacific:
Greater China	208,000	53.8%	246,000	54.2%	(38,000)	(15.4%)
Southeast Asia Pacific	63,000	16.3%	77,000	16.9%	(14,000)	(18.2%)
North Asia	35,000	9.0%	38,000	8.4%	(3,000)	(7.9%)
Asia Pacific Total	306,000	79.1%	361,000	79.5%	(55,000)	(15.2%)
Americas and Europe	81,000	20.9%	93,000	20.5%	(12,000)	(12.9%)
	387,000	100.0%	454,000	100.0%	(67,000)	(14.8%)
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
Presentation
Product sales along with the shipping and handling fees billed to our customers are recorded as revenue net of applicable sales discounts when, or as control of, the promised product is transferred to the customer, which is at the time of delivery to the third-party carrier for shipment. Payments received for unshipped products are recorded as deferred revenue and are included in the "Other current liabilities" line item in the consolidated balance sheets. Also reflected in net sales is a provision for a refund liability for sales returns, which is estimated based on our historical experience. Additionally, other types of revenue include fees, which are paid by the customer at the beginning of the service period, for access to online customer service applications and annual account renewal fees for Brand Partners, for which control is transferred over time as services are delivered and are recognized as revenue on a straight-line basis over the term of the respective contracts.
Cost of sales primarily consists of expenses related to raw materials, labor, quality assurance, overhead costs, and freight out that are all directly associated with the production and distribution of our products and sales materials, as well as duties and taxes that are associated with the import and export of our products. As international sales increase as a percentage of net sales, cost of sales are increasingly affected by additional duties, freight, and other factors, such as changes in currency exchange rates.
Brand Partner incentives expense is incurred only in the core nutritional segment and includes all forms of commissions, and other incentives paid to our Brand Partners. Incentives paid to Brand Partners include bonuses earned, rewards from contests and promotions, and base commissions, which makes up the majority of our Brand Partner incentives expense. We pay bonuses to Brand Partners based on certain business-related criteria, total base commission earnings, and leadership level. Contests and promotions are offered as an incentive and reward to our Brand Partners and are typically paid out only after a Brand Partner achieves specific criteria. Base commissions are paid out on the sale of products. Brand Partners earn their commissions based on sales volume points that are generated in their sales organization. Sales volume points are assigned to each commissionable product and comprise a certain percent of the product price. Items such as our starter kits and sales tools have no sales volume point value, and commissions are not paid on the sale of these items. Although insignificant to our financial statements, a Brand Partner may earn commissions on sales volume points that are generated from personal purchases that are not considered part of their “Qualifying Sales.” To be eligible to earn commissions, a Brand Partner must reach a certain level of Qualifying Sales each month, which may include product that they use personally or that they resell to consumers. Brand Partners do not earn commissions on their Qualifying Sales. Commissions paid to Brand Partners on personal purchases are considered a sales discount and are reported as a reduction to our net sales.
Selling, general and administrative expenses include wages and benefits, depreciation and amortization, lease costs and utilities, Brand Partner event costs, advertising, professional fees, marketing, and research and development expenses. Wages and benefits represent the largest component of selling, general and administrative expenses. Significant depreciation and amortization expense is incurred as a result of investments in physical facilities, computer and information technology infrastructure to support our international operations, and intangible assets.
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
Results of Operations
Summary of 2025 Financial Results
Our discussion and analysis is focused on our 2025 and 2024 financial results, including comparisons of our year-over-year performance between these years. Discussion and analysis of our 2023 fiscal year specifically, as well as the year-over-year comparison of our 2024 financial performance to 2023, are located in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 28, 2024, filed with the SEC on March 12, 2025, which is available on our investor relations website at https://ir.usana.com or the SEC’s website at www.sec.gov. That information is incorporated by reference into this report.
Net sales in 2025 increased 8.3%, or $70.8 million, to $925.3 million, compared with 2024. The net sales increase was primarily the result of adding the year-to-date incremental sales for Hiya of $130.0 million, partially offset by a decline in net sales for the core nutritional segment. Additionally, unfavorable changes in currency exchange rates decreased net sales for the year by an estimated $3.1 million.

Net earnings attributable to USANA decreased 74.4% to $10.8 million in 2025, when compared with 2024. The decrease in net earnings attributable to USANA was primarily the result of a lower operating margin and a substantial increase in the effective tax rate for 2025.
Fiscal Year 2025 compared to Fiscal Year 2024
Net Sales
The following table summarizes the changes in our net sales by segment for the fiscal years ended January 3, 2026, and December 28, 2024:

	Net Sales by Region (in thousands)				Change from prior year	Percent change	Currency impact on sales	Percent change excluding currency impact
	Year Ended
	January 3, 2026		December 28, 2024
Core nutritional:
Asia Pacific
Greater China	$424,541	45.9%	$457,976	53.6%	$(33,435)	(7.3)%	$(180)	(7.3)%
Southeast Asia Pacific	131,996	14.3%	146,795	17.2%	(14,799)	(10.1)%	1,950	(11.4)%
North Asia	70,627	7.6%	78,214	9.1%	(7,587)	(9.7)%	(3,068)	(5.8)%
Asia Pacific total	627,164	67.8%	682,985	79.9%	(55,821)	(8.2)%	(1,298)	(8.0)%
Americas and Europe	148,288	16.0%	162,804	19.1%	(14,516)	(8.9)%	(1,757)	(7.8)%
Core nutritional total	775,452	83.8%	845,789	99.0%	(70,337)	(8.3)%	(3,055)	(8.0)%
Hiya(1)	131,971	14.3%	1,970	0.2%	130,001	N/A	—	N/A
Other	17,834	1.9%	6,744	0.8%	11,090	164.4%	—	164.4%
Consolidated total	$925,257	100.0%	$854,503	100.0%	$70,754	8.3%	$(3,055)	8.6%
______________________________
(1)Percentage change for Hiya is not applicable due to timing of the acquisition.
Core Nutritional Net Sales
Net sales in our core nutritional business (discussed with our other category) in 2025 were $793.3 million, down 6.9% when compared to the corresponding period of 2024. On a constant currency basis, net sales in the core nutritional segment declined 6.6%. The decrease in net sales was mainly due to a 14.8% decrease in active Customers, partially offset by a 4.4% increase in average spend per customer and one additional week of operations compared to fiscal year 2024 which was a 52-week year.
Asia Pacific: Net sales declined 8.2%, or 8.0% on a constant currency basis, in this region during the current year period. Active Customers in this region declined 10.8% year-over-year, partially offset by 3.2% higher average spend per customer throughout the region. The net sales decline reflects a challenging economic and operating environment.
The following table summarizes changes in local currency net sales, active Customer counts, and average spend per active Customer for the markets primarily contributing to the decline in net sales within the Asia Pacific region:

Market	Local currency net sales	Active Customers	Average spend per active Customer
China	(7.4%)	(10.9%)	3.8%
South Korea	(5.8%)	(6.8%)	1.7%
Malaysia	(16.7%)	(17.3%)	1.2%
Australia	(12.4%)	(9.1%)	(3.8%)
Americas and Europe: Net sales declined 8.9%, or 7.8% on a constant currency basis, in this region during the current year period. Active Customers in this region declined 14.4% year-over-year, while average spend per customer increased 8.6% year-over-year. Year-over-year results in this region reflect a continued challenging environment to attract new customers.
The following table summarizes changes in local currency net sales, active Customer counts, and average spend per active Customer for the markets primarily contributing to the decline in net sales within the Americas and Europe region:

Market	Local currency net sales	Active Customers	Average spend per active Customer
United States	(7.8%)	(14.9%)	8.3%
Canada	(4.3%)	(11.1%)	7.6%
Mexico	(8.3%)	(16.9%)	10.1%
Hiya Net Sales
Our Hiya direct-to-consumer net sales for 2025 and 2024 were $131,971 and $1,970, respectively. 2025 represented an entire year of net sales, whereas 2024 consisted of net sales for the final week of the year, from the Hiya acquisition date of December 23, 2024 through the end of the year.
Gross Profit
Gross profit decreased 280 basis points to 78.3% of net sales, down from 81.1% in 2024. The decrease in gross profit is largely attributable to the inclusion of Hiya, which carries lower gross margins relative to the core nutritional segment. Gross profit in the core nutritional segment, excluding the impact of the other category, improved 30 basis points from the prior year mainly due to the change in cost attribution from cost of sales to selling, general and administrative expenses resulting from the reorganization of our commercial team, a favorable change in market and product mix, and price increases, partially offset by unfavorable changes in currency exchange rates.
Brand Partner Incentives
Brand Partner incentives expense is incurred only in the core nutritional segment. Brand Partner incentives decreased 30 basis points to 42.4% of segment net sales in 2025, compared with 42.7% in the prior year, primarily due to the other category, which does not incur Brand Partner incentives expense. Excluding the impact of the other category, Brand Partner incentives expense increased 5 basis points to 43.3% of core nutritional net sales. The rollout of our enhanced Brand Partner Compensation Plan in the third quarter of 2025 accounted for a 50 basis point increase, almost entirely offset by lower accruals for distributor trips and events in the current year and the effects of price increases. On a consolidated basis, Brand Partner incentives expense decreased 630 basis points to 36.3% of consolidated net sales, down from 42.6% in the prior year. This decrease can be primarily attributed to the inclusion of Hiya net sales where no Brand Partner incentives expense is incurred.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $74.1 million in absolute terms during the current year, or 580 basis points relative to net sales. The increase reflects an approximately 400 basis point unfavorable impact on consolidated results from the Hiya direct-to-consumer segment, which has a higher mix of selling, general and administrative expenses compared to the core nutritional segment, mainly concentrated in advertising spend, payroll and other professional services, and amortization of acquired intangible assets. Selling, general and administrative expenses for our core nutritional segment increased 150 basis points relative to net segment sales, but decreased $6.9 million from an absolute dollar perspective compared to the prior year. The relative increase is primarily due to a loss of leverage on lower sales. The absolute dollar decrease in selling, general and administrative expense can be primarily attributed to the absence of costs related to the acquisition of Hiya in 2024 and a gain on the sale of property and equipment, partially offset by the change in cost attribution from cost of sales to selling, general and administrative expenses resulting from the reorganization of the commercial team.
Cost realignment and impairment
During the fourth quarter of 2025, the Company initiated and began executing a comprehensive process to align all costs throughout the business globally. This process supports business strategy while ensuring organizational costs are aligned with sales performance. As a result of this realignment and rightsizing process, we incurred a one-time charge of $6,463 in the fourth quarter of 2025.
In the fourth quarter of 2025, we recorded a non-cash goodwill impairment charge of $6,527 and a non-cash amortized intangible asset impairment charge of $440.
Income Taxes
Income taxes increased to 72.4% of pre-tax earnings in 2025, up from 44.9% of pre-tax earnings in 2024. The higher effective tax rate was driven by lower U.S. earnings before taxes including cost realignment and impairment while still paying a relatively similar amount of foreign taxes.
Diluted Earnings Per Share Attributable to USANA
Diluted earnings per share attributable to USANA decreased to $0.58 in 2025 from $2.19 in 2024. This decrease can be attributed to lower earnings from operations and a substantial increase in the effective tax rate for 2025.
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
We believe our current liquidity, through cash flow from operations along with our line of credit, is adequate to meet our cash requirements and sustain our operations. Maintaining a capital structure that emphasizes sufficient liquidity and adaptability in the prevailing economic climate is our top priority. We actively assess potential acquisition opportunities and investments in complementary ventures. While we continuously aim to preserve ample liquidity and ensure business continuity amid uncertainties, we also explore initiatives such as stock repurchases. These strategic decisions have the potential to impact our liquidity, enabling us to navigate these challenging times effectively.
Cash and Cash Equivalents
Cash and cash equivalents decreased to $158.4 million at January 3, 2026, from $181.8 million at December 28, 2024. Cash flow provided by operating activities was $22.3 million, offset by cash used in investing activities and financing activities of $10.1 million and $40.6 million, respectively. Additionally, favorable changes in currency exchange rates have impacted cash and cash equivalents, and restricted cash by $5.1 million.
The following table below presents concentrations of cash and cash equivalents by market for the periods indicated:

	Cash and cash equivalents (in millions)
	As of January 3, 2026	As of December 28, 2024
China	$89.3	$101.2
United States	28.5	43.0
All other markets	40.6	37.6
Total cash and cash equivalents	$158.4	$181.8

Cash Flows Provided by Operations and Significant Uses of Cash
As discussed above, our principal source of liquidity comes from cash flows from operations. Net cash flow provided by operating activities totaled $22.3 million in 2025. Net earnings combined with adjustments of non-cash items, an increase in accounts payable, and an increase in accrued employee compensation due to severance accruals contributed positively to our net cash flow provided by operating activities, partially offset by purchases of inventories and accrued Brand Partner incentives.
Other significant uses of cash included an investment of $13.8 million to purchase property and equipment, and cash used to repurchase and retire shares totaled $27.5 million in 2025.
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
Contractual Obligations and Commercial Contingencies
The following table summarizes our contractual obligations and commitments as of January 3, 2026, and the effect such obligations and commitments are expected to have on our liquidity and cash flow in future periods:

	Payments Due By Period (in thousands)
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Operating leases	$19,639	$6,404	$9,168	$3,945	$122
Other commitments	28,500	18,370	8,781	1,227	122
Total contractual obligations	$48,139	$24,774	$17,949	$5,172	$244
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

“Other commitments” generally include consulting- and IT-related services, investments in brand awareness through corporate and athlete sponsorships, facility maintenance, services related to the events that we hold for our Brand Partners both locally and internationally, and local lines of credit. Additionally, throughout the year we will enter into various short-term contracts, mostly for services related to events that we hold for our Brand Partners. Information with respect to our unconditional purchase obligations may be found in Note K to the consolidated financial statements included in Part II, Item 8 of this Annual Report, which is incorporated by reference.
Inflation
Like many other global companies, we are facing significant inflationary pressures in the world economy. Inflationary pressures are growing as we renew pricing arrangements, notably for certain direct materials, wages, energy, and transportation costs. These inflationary pressures, including margin pressure from inflation as well as the cost of capital could continue to grow in 2026.
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
Goodwill represents the excess of purchase price paid over the fair market value of identifiable net assets and noncontrolling interest of acquired companies. Goodwill is not amortized, but rather it is tested at the reporting unit level at least annually for impairment or more frequently if triggering events or changes in circumstances indicate that the fair value of a reporting unit is less than its carrying amount. Initially, qualitative factors are considered to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Some of these qualitative factors may include macroeconomic conditions, industry and market considerations, a change in financial performance, entity-specific events, a sustained decrease in share price, and consideration of the difference between the fair value and carrying amount of a reporting unit as determined in the most recent quantitative assessment. If, through this qualitative assessment, the conclusion is made that it is more likely than not that a reporting unit's fair value is less than its carrying amount, a quantitative impairment analysis is performed. This analysis involves estimating the fair values of a reporting unit using widely-accepted valuation methodologies including the income and market approaches, which requires the use of estimates and assumptions. These estimates and assumptions include projected revenue growth rates, discount rates, and determination of appropriate comparable entities. If the fair value of the reporting unit is less than its carrying amount, an impairment loss is recognized in an amount equal to the excess of the carrying amount over the fair value of the reporting unit, not to exceed the carrying amount of the goodwill.
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
Determining the fair value of our long-lived assets, reporting units, and indefinite-lived intangible assets as part of these impairment analyses requires significant judgment in estimates and assumptions used under the income and market approaches. The principal assumptions used in these analyses include management’s best estimates of future financial results including revenue growth rates, an appropriate discount rate to apply to projected cash flows, guideline public companies, selection of market multiples and weightings, and control premium. A change in any of the estimates or assumptions used could result in impairment. During 2025, we recorded a $6,390 impairment charge of all goodwill related to the Buy-Sell reporting unit within the core nutritional segment, which resulted primarily from lower projected revenues and operating margins within the reporting unit. In addition, we recorded a $577 impairment of goodwill and amortizable intangible assets in the other category. No impairment of long-lived assets, goodwill, or indefinite-lived intangible assets was recorded in 2024 and 2023.
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
Core Nutritional Business Product Revenue
A majority of the Company’s core nutritional sales are for products sold at a point in time and shipped to customers, for which control is transferred to the customer as goods are delivered to the third-party carrier for shipment. The Company receives payment, primarily via credit card, for the sale of products at the time customers place orders and payment is required prior to shipment. The Company does not recognize assets associated with costs to obtain or fulfill a contract with a customer.
The Company’s core nutritional product sales contracts include terms that could cause variability in the transaction price for items such as discounts, product promotions, credits, or sales returns, which are a reduction of revenue. Accordingly, the transaction price for product sales includes estimates of variable consideration to the extent it is probable that a significant reversal of revenue recognized will not occur. At the time of sale, the Company estimates a refund liability for the variable consideration based on historical experience, which is recorded within the “Other current liabilities” line item in the consolidated balance sheets.
Initial product orders with a new core nutritional customer may include multiple performance obligations related to sales discounts earned under the Company’s initial order reward program. Under this program, the customer receives an option to apply the discounts earned on the initial order to two subsequent Auto Orders, which conveys a material right to the customer. As such, the initial order transaction price is allocated to each separate performance obligation based on its relative standalone selling price and is recognized as revenue as each performance obligation is satisfied.
Brand Partner incentives represent consideration paid to a Brand Partner for distinct services provided in the sale of the Company's core nutritional products and include all forms of commissions, and other incentives paid to our Brand Partners. The Company may provide Brand Partner incentive promotions which are earned by Brand Partners for distinct services rendered. Brand Partner incentive promotions are recorded as the incentives are earned by the Brand Partners. With the exception of commissions paid to Brand Partners on personal purchases, which are considered a sales discount and are reported as a reduction to net sales, Brand Partner incentives are recorded as an operating expense. The amounts paid to Brand Partners are commensurate with the fair value received for the distinct services rendered by Brand Partners and are recorded as an operating expense when revenue for the goods is recognized.

With respect to will-call orders, the Company periodically assesses the likelihood that customers will exercise their contractual right to pick up orders and revenue is recognized when the likelihood that customers will pick up orders becomes remote.
Hiya Product Revenue
Hiya's revenue is generated from e-commerce/direct to consumer sales. Revenue from online product sales is recognized at the point in time when control of the promised good is transferred to the third-party shipping carrier. The Company receives payments, primarily via credit card and PayPal, for the sale of products at the time customers place orders and subsequent subscription orders, and payment is required prior to shipment. There are no extended payment terms offered to consumers. To encourage customers to purchase its products, the Company provides incentive offers on initial orders. These offers, when accepted by customers, are treated as a reduction to the transaction price. The Company does not recognize assets associated with costs to obtain or fulfill a contract with a customer.
Shipping and Handling
Shipping and handling activities are performed upon delivery to the third-party carrier for shipment. The Company accounts for these activities as fulfillment costs. Therefore, the Company recognizes the costs of these activities when revenue for the goods is recognized. Shipping and handling costs are included in cost of sales for all periods presented.
Other Revenue
Other types of core nutritional revenue include fees, which are paid by the customer at the beginning of the service period, for access to online customer service applications and annual account renewal fees for Brand Partners, for which control is transferred over time as services are delivered and are recognized as revenue on a straight-line basis over the term of the respective contracts.
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
Business Combinations. To record the value of assets acquired, liabilities assumed, and noncontrolling interest as a result of our acquisition of Hiya on December 23, 2024, we have performed a purchase price allocation utilizing the best information available to management. Assets acquired, liabilities assumed, and noncontrolling interests as part of a business acquisition are generally recorded at their fair value at the date of acquisition. The excess of purchase price over the fair value of assets acquired, liabilities assumed, and noncontrolling interest is recorded as goodwill. The acquisition method requires management to make assumptions and apply judgment, particularly for those assets acquired, liabilities assumed, and noncontrolling interest for which inputs are unobservable, such as trade name and customer relationship intangible assets. The fair value for the acquired trade name intangible asset was estimated utilizing an income approach, specifically the multi-period excess earnings method. The fair value for the acquired customer relationship intangible asset was estimated utilizing an income approach, specifically the with-and-without method. Both methods involve the use of significant estimates and assumptions including related to projected revenue growth rates, projected earnings before interest, taxes, depreciation and amortization (“EBITDA”) margins, and discount rates. Intangible assets estimated and recognized as a result of the Hiya Acquisition are based upon assumptions and inputs which have inherent estimation uncertainty. These estimates were adjusted and finalized during the quarter ended June 28, 2025, as more current information was made available.
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
Foreign Currency Risks. Because a significant portion of our sales are generated outside the United States, currency exchange rate fluctuations may have a significant effect on our sales and earnings. The local currency of each international subsidiary is considered the functional currency, with all revenue and expenses being translated at weighted-average currency exchange rates for the applicable periods. In general, our reported sales and gross profit are affected positively by a weakening of the U.S. dollar and negatively by a strengthening of the U.S. dollar because we manufacture the majority of our products in the United States and sell them to our international subsidiaries in their respective functional currencies. Currency fluctuations, however, have the opposite effect on our Brand Partner incentives and selling, general and administrative expenses. We are unable to reasonably estimate the effect that currency fluctuations may have on our future business, results of operations, or financial condition. This is due to the uncertainty in, and the varying degrees and type of exposure that we face from, fluctuation of various currencies.
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
Interest Rate Risks. As of January 3, 2026, we had $14 million of outstanding debt on our credit facility. Based on this limited activity our exposure to interest rate risk is immaterial. It may become necessary to borrow more in the future in order to meet our financing needs. In the event that it becomes necessary to borrow, there can be no assurance that we will be able to borrow, or at favorable rates.
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
As of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective to provide reasonable assurance as of January 3, 2026.
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
Our management, including our Chief Executive Officer and our Chief Financial Officer, under the oversight of our Board of Directors, assessed the effectiveness of our internal control over financial reporting as of January 3, 2026. In making this assessment, management used the criteria that have been set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Based on its assessment, using those criteria, management concluded that, as of January 3, 2026, our internal control over financial reporting was effective.
The effectiveness of the Company’s internal control over financial reporting, as of January 3, 2026, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which appears herein.
Changes in Internal Control over Financial Reporting
The Company completed its efforts to integrate Hiya’s controls and processes into our control environment during the quarter ended January 3, 2026. Other than the change related to the integration of Hiya, as described above, there were no changes in our internal control over financial reporting during the fiscal quarter ended January 3, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
USANA Health Sciences, Inc.:

Opinion on Internal Control Over Financial Reporting
We have audited USANA Health Sciences, Inc. and subsidiaries' (the Company) internal control over financial reporting as of January 3, 2026, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 3, 2026, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of January 3, 2026 and December 28, 2024, the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended January 3, 2026, and the related notes and financial statement schedule II - valuation and qualifying accounts (collectively, the consolidated financial statements), and our report dated March 16, 2026 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP
Salt Lake City, Utah
March 16, 2026

Item 9B. Other Information
During the fiscal quarter ended January 3, 2026, none of our directors or officers informed us of the adoption, modification or termination of a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as those terms are defined in Regulation S-K, Item 408
Item 9C. Disclosure regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
PART III
Items 10, 11, 12, 13 and 14
Information required by Items 10, 11, 12, 13, and 14 of this Form 10-K is incorporated by reference from our definitive Proxy Statement for our 2026 Annual Meeting of Shareholders, which will be filed with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of the 2025 fiscal year, all of which information is hereby incorporated by reference in, and made part of, this Form 10-K, except disclosure of certain information related to our executive officers, which is included in Part I, Item 1 of this report under the heading "Information About Our Executive Officers and Directors."
PART IV
Item 15. Exhibits, Financial Statement Schedules
(a)The following documents are filed as part of this report:
1.Financial Statements
2.Financial Statement Schedules.
For the years ended January 3, 2026, December 28, 2024, and December 30, 2023
Schedule II – Valuation and Qualifying Accounts
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

4.2	Description of Securities (incorporated by reference to the Company’s Annual Report on Form 10-K, filed March 12, 2025, Exhibit 4.2, File No. 001-35024).
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

10.12
USANA Health Sciences, Inc. Deferred Compensation Plan Adoption Agreement (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended October 2, 2021, filed November 10, 2021, Exhibit 10.20, File No. 001-35024).*

10.13
Amendment No. 1 to USANA Health Sciences, Inc. 2015 Equity Incentive Award Plan (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended April 2, 2022, filed May 11, 2022, Exhibit 10.21, File No. 001-35024).*

10.14	USANA Health Sciences, Inc. 2025 Equity Incentive Plan (incorporated by reference to the Company’s Current Report on Form 8-K filed May 20, 2025, Exhibit 10.1, File No. 001-35024).
10.15
Form of Performance Share Unit Agreement under the USANA Health Sciences, Inc. 2025 Equity Incentive Plan (incorporated by reference to the Company’s Current Report on Form 8-K filed May 20, 2025, Exhibit 10.2, File No. 001-35024).

10.16
Form of Stock Appreciation Right Agreement under the USANA Health Sciences, Inc. 2025 Equity Incentive Plan (incorporated by reference to the Company’s Current Report on Form 8-K filed May 20, 2025, Exhibit 10.3, File No. 001-35024).

10.17
Form of Restricted Stock Unit Agreement under the USANA Health Sciences, Inc. 2025 Equity Incentive Plan (incorporated by reference to the Company’s Current Report on Form 8-K filed May 20, 2025, Exhibit 10.4, File No. 001-35024).

10.18
Third Amended and Restated Credit Agreement, dated as of June 27, 2025 by and among USANA Health Sciences, Inc. and certain of its subsidiaries, Bank of America, N.A. and the lenders party thereto (incorporated by reference to the Company’s Current Report on Form 8-K filed July 1, 2025, Exhibit 10.1, File No. 001-35024).

10.19
Amended and Restated Security and Pledge Agreement, dated as of June 27, 2025 by and between USANA Health Sciences, Inc. and Bank of America, N.A. (incorporated by reference to the Company’s Current Report on Form 8-K filed July 1, 2025, Exhibit 10.2, File No. 001-35024).

10.20
Transition Agreement between USANA Health Sciences, Inc. and Jim Brown effective February 5, 2026 (incorporated by reference to the Company’s Current Report of Form 8-K, filed February 11, 2026, Exhibit 10.1, File No. 001-35024).*

14.1
Code of Ethics of USANA Health Sciences, Inc. (incorporated by reference to the Company's Annual Report on Form 10-K for the period ended January 2, 2021, filed March 2, 2021, Exhibit 14, File No. 001-35024).*

19.1	USANA Insider Trading Policy (incorporated by reference to the Company’s Annual Report on Form 10-K, filed March 12, 2025, Exhibit 19.1, File No. 001-35024).
21.1	Subsidiaries of the Registrant (filed herewith).
23.1	Consent of Independent Registered Public Accounting Firm (KPMG LLP) (filed herewith).
31.1	Certification of Principal Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Principal Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Principal Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350 (filed herewith).
32.2	Certification of Principal Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350 (filed herewith).
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
Kevin G. Guest Chief Executive Officer and Chairman of the Board
Date: March 16, 2026
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Kevin G. Guest	Chief Executive Officer and Chairman of the Board	March 16, 2026
Kevin G. Guest	(Principal Executive Officer)

/s/ G. Douglas Hekking	Chief Financial Officer	March 16, 2026
G. Douglas Hekking	(Principal Financial and Accounting Officer)

/s/ Gilbert A. Fuller	Director	March 16, 2026
Gilbert A. Fuller

/s/ John T. Fleming	Director	March 16, 2026
John T. Fleming

/s/ J. Scott Nixon	Director	March 16, 2026
J. Scott Nixon

/s/ Frederic J. Winssinger	Director	March 16, 2026
Frederic J. Winssinger

/s/ Xia Ding	Director	March 16, 2026
Xia Ding

/s/ Timothy E. Wood	Director	March 16, 2026
Timothy E. Wood

/s/ Peggie Pelosi	Director	March 16, 2026
Peggie Pelosi

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
USANA Health Sciences, Inc.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of USANA Health Sciences, Inc. and subsidiaries (the Company) as of January 3, 2026 and December 28, 2024, the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended January 3, 2026, and the related notes and financial statement schedule II - valuation and qualifying accounts (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of January 3, 2026 and December 28, 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended January 3, 2026, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of January 3, 2026, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 16, 2026 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Evaluation of potential goodwill triggering events
As discussed in Notes A and H to the consolidated financial statements, the Company’s goodwill balance was $137,962 as of January 3, 2026. The Company tests goodwill at the reporting unit level at least annually for impairment or more frequently if triggering events or changes in circumstances indicate that the fair value of a reporting unit may be below its carrying amount. In the current year, the Company evaluated potential goodwill triggering events to determine whether it was more likely than not that the fair value of a certain reporting unit was less than its carrying amount.

We identified the evaluation of potential goodwill triggering events for a certain reporting unit as a critical audit matter. Subjective auditor judgment was required to 1) evaluate potential triggering events for a certain reporting unit, including overall financial performance and a sustained decrease in the Company’s share price, and 2) evaluate the implied control premium used to reconcile the aggregate fair value of the Company’s reporting units with its market capitalization. These potential triggering events as well as the implied control premium could have a significant effect on the Company’s determination of whether further quantitative analysis of goodwill impairment for a certain reporting unit was required.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s goodwill impairment assessment process. This included controls related to the Company’s assessment of potential goodwill triggering events and its evaluation of the implied control premium used to reconcile the aggregate fair value of the Company’s reporting units with its market capitalization. We evaluated the Company’s assessment of potential goodwill triggering events for a certain reporting unit by comparing its projected cash flows from recent valuations to actual financial performance. We involved valuation professionals with specialized skills and knowledge, who assisted in:

•evaluating publicly available data, including market multiples, for comparable entities and equity value trends of the industry to determine whether, and to what extent, the sustained decrease in the Company’s share price was indicative of a decline in the reporting unit’s fair value

•assessing the appropriateness of the implied control premium by comparing to implied control premiums from publicly available data for transactions in the relevant industry and the Company’s underlying analysis.

/s/ KPMG LLP

We have served as the Company’s auditor since 2013.

Salt Lake City, Utah
March 16, 2026

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)

	As of January 3, 2026	As of December 28, 2024
ASSETS
Current assets
Cash and cash equivalents	$158,380	$181,768
Inventories	102,608	69,735
Prepaid expenses and other current assets	27,417	27,684
Total current assets	288,405	279,187
Property and equipment, net	94,383	94,565
Goodwill	137,962	144,168
Intangible assets, net	133,151	151,823
Deferred tax assets	27,209	19,644
Other assets	61,805	58,806
Total assets	$742,915	$748,193
LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST, AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$17,263	$11,984
Line of credit	14,000	23,000
Other current liabilities	97,302	104,641
Total current liabilities	128,565	139,625
Deferred tax liabilities	4,892	4,073
Other long-term liabilities	23,186	18,163
Total liabilities	156,643	161,861

Redeemable noncontrolling interest	53,168	54,223
Stockholders' equity
Common stock, $0.001 par value; Authorized -- 50,000 shares, issued and outstanding 18,281 as of January 3, 2026 and 19,064 as of December 28, 2024	18	19
Additional paid-in capital	83,544	75,816
Retained earnings	465,720	478,944
Accumulated other comprehensive income (loss)	(16,178)	(22,670)
Total stockholders' equity attributable to USANA	533,104	532,109
Total liabilities, redeemable noncontrolling interest, and stockholders' equity	$742,915	$748,193
The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except per share data)

	Fiscal Year
	2025	2024	2023
Net sales	$925,257	$854,503	$921,010
Cost of sales	200,852	161,212	176,693
Gross profit	724,405	693,291	744,317
Operating expenses:
Brand Partner incentives	336,171	363,699	394,257
Selling, general and administrative	337,372	263,268	256,989
Impairment	6,967	—	—
Cost realignment	6,463	—	—
Total operating expenses	686,973	626,967	651,246
Earnings from operations	37,432	66,324	93,071
Other income (expense):
Interest income	2,415	11,319	9,637
Interest expense	(842)	(281)	(262)
Other, net	2,522	(1,011)	7
Other income (expense), net	4,095	10,027	9,382
Earnings before income taxes	41,527	76,351	102,453
Income taxes	30,050	34,291	38,665
Net earnings	11,477	42,060	63,788
Less: Net earnings attributable to redeemable noncontrolling interest	717	30	—
Net earnings attributable to USANA	$10,760	$42,030	$63,788
Earnings per common share attributable to USANA
Basic	$0.58	$2.20	$3.31
Diluted	$0.58	$2.19	$3.30
Weighted average common shares outstanding
Basic	18,535	19,103	19,250
Diluted	18,574	19,162	19,345
Comprehensive income:
Net earnings	$11,477	$42,060	$63,788
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	7,150	(9,409)	(1,298)
Tax benefit (expense) related to foreign currency translation adjustment	(658)	434	390
Other comprehensive income (loss), net of tax	6,492	(8,975)	(908)
Comprehensive income	17,969	33,085	62,880
Less: comprehensive income attributable to redeemable noncontrolling interest	717	30	—
Comprehensive income attributable to USANA	$17,252	$33,055	$62,880
The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total stockholders' equity attributable to USANA
	Shares	Value
Balance at December 31, 2022	19,206	$19	$55,604	$391,636	$(12,787)	$434,472
Net earnings attributable to USANA				63,788		63,788
Other comprehensive income (loss), net of tax					(908)	(908)
Equity-based compensation expense			14,595			14,595
Common stock repurchased and retired	(180)	—	(1,446)	(10,207)		(11,653)
Common stock issued under equity award plans	104	—				—
Tax withholding for net-share settled equity awards			(3,092)			(3,092)
Balance at December 30, 2023	19,130	19	65,661	445,217	(13,695)	497,202
Net earnings attributable to USANA				42,030		42,030
Other comprehensive income (loss), net of tax					(8,975)	(8,975)
Equity-based compensation expense			14,558			14,558
Common stock repurchased and retired	(194)	—	(1,180)	(8,303)		(9,483)
Common stock issued under equity award plans	128	—				—
Tax withholding for net-share settled equity awards			(3,223)			(3,223)
Balance at December 28, 2024	19,064	19	75,816	478,944	(22,670)	532,109
Net earnings attributable to USANA				10,760		10,760
Other comprehensive income (loss), net of tax					6,492	6,492
Equity-based compensation expense			13,828			13,828
Common stock repurchased and retired	(927)	(1)	(3,753)	(23,984)		(27,738)
Common stock issued under equity award plans	144	—				—
Tax withholding for net-share settled equity awards			(2,347)			(2,347)
Balance at January 3, 2026	18,281	$18	$83,544	$465,720	$(16,178)	$533,104
The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended
	2025	2024	2023
Cash flows from operating activities
Net earnings	$11,477	$42,060	$63,788
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities
Depreciation and amortization	32,562	14,539	12,702
Right-of-use asset reduction	7,140	7,690	7,693
(Gain) loss on sale of property and equipment	(2,093)	1	10
Equity-based compensation expense	13,828	14,558	14,595
Deferred income taxes	(7,133)	(6,744)	(2,749)
Inventory write-down	2,679	1,891	2,601
Impairment	6,967	—	—
Changes in operating assets and liabilities, net of acquisitions:
Inventories	(34,685)	(2,118)	2,353
Prepaid expenses and other assets	621	(2,871)	110
Accounts payable	5,204	(1,269)	(428)
Other liabilities	(14,218)	(6,745)	(30,034)
Net cash provided by (used in) operating activities	22,349	60,992	70,641
Cash flows from investing activities
Proceeds from the settlement of net investment hedges	—	1,125	3,775
Payments for net investment hedge	(1,072)	(870)	(1,271)
Proceeds from acquisition working capital adjustment	865	—	—
Payments to acquire businesses, net of cash acquired	—	(203,336)	—
Proceeds from sale of property and equipment	3,905	64	15
Purchases of property and equipment	(13,823)	(10,073)	(14,494)
Net cash provided by (used in) investing activities	(10,125)	(213,090)	(11,975)
Cash flows from financing activities
Repurchase of common stock	(27,507)	(9,444)	(11,599)
Borrowings on line of credit	17,600	23,687	1,542
Payments on line of credit	(26,600)	(1,467)	(750)
Payments related to tax withholding for net-share settled equity awards	(2,347)	(3,223)	(3,092)
Distributions to redeemable noncontrolling interest	(1,749)	—	—
Payments for contingent consideration	—	—	(338)
Net cash provided by (used in) financing activities	(40,603)	9,553	(14,237)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	5,111	(6,193)	(2,503)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(23,268)	(148,738)	41,926
Cash, cash equivalents, and restricted cash at beginning of period	184,508	333,246	291,320
Cash, cash equivalents, and restricted cash at end of period	$161,240	$184,508	$333,246

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
(in thousands)

	Year Ended
	2025	2024	2023
Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheets
Cash and cash equivalents	$158,380	$181,768	$330,420
Restricted cash included in other assets	2,860	2,740	2,826
Total cash, cash equivalents, and restricted cash	$161,240	$184,508	$333,246
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$663	$76	$68
Non-cash investing and financing activities:
Right-of-use assets obtained in exchange for lease obligations	8,643	12,463	5,699
Net working capital adjustment receivable	—	778	—
Accrued purchases of property and equipment	1	42	117
Accrued excise tax for repurchase of common stock	231	39	54
The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The Company
USANA Health Sciences, Inc. and subsidiaries ("the Company") is a global nutrition, personal health and wellness company that develops and manufactures high quality, science-based nutritional and personal care products. For financial reporting purposes, we categorize our operations into two reportable segments: Core nutritional and Hiya direct-to-consumer, with the remaining operating segments that are not material included as components of the other category.
On December 23, 2024, the Company entered into a merger agreement with Hiya Health Products, LLC ("Hiya"), a leading direct-to-consumer provider of high-quality children's health and wellness products, by which the Company acquired a 78.85% controlling ownership interest. Refer to Note B – Business Combinations for further discussion.
The Company's core nutritional operations are grouped and presented in two geographic regions: (1) Asia Pacific and (2) Americas and Europe.
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
______________________________
(1) We commenced operations in this market near the end of the fourth quarter of 2023.
Principles of Consolidation and Basis of Presentation
The accompanying Consolidated Financial Statements (the "Financial Statements") include the accounts and operations of the Company as well as amounts related to the redeemable noncontrolling interest. Refer to Note O – Redeemable Noncontrolling Interest for further detail concerning the accounting policies regarding the redeemable noncontrolling interest. The Company consolidates entities where it has a controlling financial interest. All inter-company accounts and transactions have been eliminated in consolidation. The accounting and reporting policies of the Company conform with accounting principles generally accepted in the United States of America (“U.S. GAAP”).
Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant items subject to such estimates and assumptions include the fair value of acquired intangible assets and the subsequent valuation of goodwill and intangible assets, which have inherent estimation uncertainty.
Fiscal Year
The core nutritional segment operates on a 52/53-week year, ending on the Saturday closest to December 31. Fiscal year 2025 was a 53-week year and fiscal years 2024 and 2023 were 52-week years. Fiscal year 2025 covered the

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
period December 29, 2024 to January 3, 2026 (hereinafter 2025). Fiscal year 2024 covered the period December 31, 2023 to December 28, 2024 (hereinafter 2024). Fiscal year 2023 covered the period January 1, 2023 to December 30, 2023 (hereinafter 2023). The Hiya segment and the entities included in the other category currently operate on a calendar year end basis ending on December 31.
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
As of January 3, 2026 and December 28, 2024, the following financial assets and liabilities were measured at fair value on a recurring basis using the type of inputs shown:

	January 3, 2026	Fair Value Measurements Using
		Inputs
		Level 1	Level 2	Level 3
Money market funds included in cash equivalents	$87,851	$87,851	$—	$—
Foreign currency contracts included in other current liabilities	(26)	—	(26)	—
Deferred compensation liabilities included in other long-term liabilities	(6,024)	—	(6,024)	—

	December 28, 2024	Fair Value Measurements Using
		Inputs
		Level 1	Level 2	Level 3
Money market funds included in cash equivalents	$116,071	$116,071	$—	$—
Foreign currency contracts included in other current liabilities	(43)	—	(43)	—
Deferred compensation liabilities included in other long-term liabilities	(4,684)	—	(4,684)	—
There were no transfers of financial assets or liabilities between levels of the fair value hierarchy for the periods indicated.
The majority of the Company’s non-financial assets, which include long-lived assets, are not required to be carried at fair value on a recurring basis. However, if an impairment charge is required, a non-financial asset would be written down to fair value. As of January 3, 2026, the fair value of the Buy-Sell reporting unit was estimated using an income approach and a market approach (level 3 measurement), which resulted in an impairment of goodwill in the reporting unit. Refer to Note H – Goodwill and Intangible Assets. As of December 28, 2024, none of the Company’s non-financial assets were measured at fair value.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
Acquired assets, liabilities assumed, and redeemable noncontrolling interest of Hiya were measured at fair value at the date of acquisition. Refer to Note B – Business Combinations.
Fair Value of Financial Instruments
As of January 3, 2026 and December 28, 2024, the Company’s financial instruments include cash equivalents, restricted cash, and line of credit. The recorded values of each approximate their fair values, based on their short-term nature.
Translation of Foreign Currencies
The functional currency of the Company’s foreign subsidiaries is the local currency of their country of domicile. Assets and liabilities of the foreign subsidiaries are translated into U.S. dollar amounts at month-end exchange rates. Revenue and expense accounts are translated at the weighted-average rates for the monthly accounting period to which they relate. Equity accounts are translated at historical rates. Foreign currency translation adjustments are accumulated as a component of other comprehensive income. Gains and losses from foreign currency transactions are included in the “Other, net” line item in the consolidated statements of comprehensive income.
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
Cash and Cash Equivalents
The Company considers all highly liquid investments with an original maturity of three months or less from the date of purchase to be cash equivalents. Cash equivalents as of January 3, 2026 and December 28, 2024 consisted primarily of money market fund investments and amounts receivable from credit card processors.
Amounts receivable from credit card processors and other forms of electronic payment are considered cash equivalents because they are both short-term and highly liquid in nature and are typically converted to cash within three days of the sales transaction. Amounts receivable from credit card processors as of January 3, 2026 and December 28, 2024 totaled $7,490 and $9,122, respectively.
Restricted Cash
The Company is required to maintain cash deposits with banks in certain subsidiary locations for various operating purposes. The most significant of these cash deposits relates to a deposit held at a bank in China, the balance of which was $2,860 as of January 3, 2026, and $2,740 as of December 28, 2024. This deposit is required for the application of direct selling licenses by the Ministry of Commerce and the State Administration of Market Regulation (“SAMR”) of the People’s Republic of China, and will continue to be restricted during the periods while the Company holds these licenses.
Inventories
Inventories are stated at the lower of cost or net realizable value. Except for Hiya, cost is determined using a standard costing system, which approximates the first-in, first-out method. For Hiya, cost is determined using the weighted-average cost method. The components of inventory cost include raw materials, labor, and overhead. Inventories also include prepaid inventory, which consists primarily of deposits and advance payments to suppliers for the purchase of raw materials and finished goods expected to be received and utilized in production within the next financial period. Net realizable value is determined using various assumptions with regard to excess or slow-moving inventories, non-conforming inventories, expiration dates, current and future product demand, production planning, and market conditions. A change in any of these variables could result in an adjustment to inventory.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
Noncurrent inventories are inventories not expected to be sold within the normal operating cycle. The Company has defined the operating cycle as 52-weeks. Noncurrent inventories are classified in the "Other assets" line item in the consolidated balance sheets. Noncurrent inventories are anticipated to be consumed beyond our normal operating cycle, but prior to obsolescence.
Accounts Receivable
Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company maintains an allowance for credit losses for expected credit losses inherent in its accounts receivable portfolio. In establishing the required allowance, management considers historical losses adjusted to take into account current market conditions and our customers’ financial condition, the amount of receivables in dispute, and the current receivables aging and current payment patterns. The Company reviews its allowance for credit losses regularly. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Accounts receivable is included in the “Prepaid expenses and other current assets” line item in the consolidated balance sheets.
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
Property and Equipment
Property and equipment are recorded at cost. Maintenance, repairs, and renewals, which neither materially add to the value of the property nor appreciably prolong its life, are charged to expense as incurred. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets and is included in "Cost of sales" and "Selling, general and administrative" line items in the consolidated statements of comprehensive income. Leasehold improvements are amortized over the shorter of the life of the respective lease or the useful life of the improvements. Property and equipment are reviewed for impairment whenever events or changes in circumstances exist that indicate the carrying amount of an asset may not be recoverable. When property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations for the respective period.
The Company capitalizes certain internal-use software development costs, consisting primarily of employee salaries and contractor costs, during the application development stage. Costs incurred for upgrades and enhancements that are expected to result in additional functionalities are also capitalized. These development costs are amortized using the straight-line method over an estimated useful life of three to five years, and are included in the "Property and equipment, net" line item in the consolidated balance sheets.
Leases
With the exception of the Company’s headquarters in Salt Lake City, Utah, and its facilities in New South Wales, Australia, and in Beijing and Tianjin, China, the Company leases its facilities. Each of the facility lease agreements is a non-cancelable operating lease generally structured with renewal options and expires prior to or during 2031. In connection

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
with the production facilities in Beijing and Tianjin, China, the Company has prepaid land use rights, which represents a lease with the associated prepayment recorded as a Right-of-Use (“ROU”) asset. The Company also utilizes equipment under non-cancelable operating leases, expiring through 2026.
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
Operating lease expense is recognized on a straight-line basis over the lease term and is included in “Cost of sales” and “Selling, general and administrative” line items in the consolidated statements of comprehensive income. Leases with an initial term of 12 months or less are not recorded on the balance sheet, and the expense for these short-term leases is recognized on a straight-line basis over the lease term.
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
Goodwill and Intangible Assets
Goodwill represents the excess of the purchase price over the fair market value of identifiable net assets and noncontrolling interest of acquired companies. Goodwill is not amortized, but rather is tested at the reporting unit level at least annually for impairment or more frequently if triggering events or changes in circumstances indicate that the fair value of a reporting unit may be below its carrying amount. Initially, qualitative factors are considered to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Some of these qualitative factors may include macroeconomic conditions, industry and market considerations, a change in financial performance, entity-specific events, a sustained decrease in share price, and consideration of the difference between the fair value and carrying amount of a reporting unit as determined in the most recent quantitative assessment. If, through this qualitative assessment, the conclusion is made that it is more likely than not that a reporting unit’s fair value is less than its carrying amount, a quantitative impairment analysis is performed. This analysis involves estimating the fair value of a reporting unit using widely accepted valuation methodologies including the income and market approaches, which requires the use of estimates and assumptions. These estimates and assumptions include revenue growth rates, discount rates, and determination of appropriate comparable entities. If the fair value of the reporting unit is less than its carrying amount, an impairment loss is recognized in an amount equal to the excess of the carrying amount over the fair value of the reporting unit, not to exceed the carrying amount of the goodwill.
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
Indefinite-lived intangible assets are not amortized; however, they are tested at least annually for impairment or more frequently if events or changes in circumstances exist that may indicate impairment. Initially, qualitative factors are considered to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount. If, through this qualitative assessment, the conclusion is made that it is more likely than not that an indefinite-lived intangible asset’s fair value is less than its carrying amount, a quantitative impairment analysis is performed by comparing the indefinite-lived intangible asset’s carrying amount to its fair value. The fair value for indefinite-lived intangible assets is determined through various valuation techniques, including market and income approaches as considered necessary. The amount of any impairment is measured as the difference between the carrying amount and the fair value of the impaired asset. During 2025, 2024, and 2023, no impairment of indefinite-lived intangible assets was recorded.
During 2025, the Company recorded a $6,967 impairment charge, included in the “Impairment” line item in the consolidated statements of comprehensive income. This impairment charge consisted of a $6,390 goodwill impairment related to the Buy-Sell reporting unit within the core nutritional segment. In addition, the Company recorded a $577 impairment of goodwill and amortizable intangible assets in the other category. No impairment of goodwill or amortized intangible assets was recorded in 2024 and 2023. For further details of this impairment, see Note H – Goodwill and Intangible Assets.
Investment in Equity Securities
Equity securities (“securities”) without a readily determinable fair value that are not eligible to be measured in accordance with the net asset value practical expedient, qualify for an election to initially estimate fair value using the measurement alternative at its cost. During 2020, the Company entered into a strategic collaboration and made a minority investment in a privately held company, which totaled $20,000 and is included in the “Other assets” line item in the consolidated balance sheets. The Company, at the time of the investment, elected to apply the measurement alternative, which may be applied to an equity interest on an instrument-by-instrument basis. Dividends received are reported in earnings.
The value of the securities are remeasured to fair value if the securities are impaired or if observable price changes occur. These events are continually monitored and assessed at each reporting period. If a readily determinable fair value becomes available for the securities or observable price changes for the identical or a similar investment of the same issuer occur, the securities are remeasured at fair value as of the date the observable change occurred. Any resulting gains or losses on the securities for which the observable price changes occur will be recorded in net earnings. During 2025 and 2024, no such observable price changes occurred. During 2023, the Company evaluated an observable price change related to equity securities without readily determinable fair values. No adjustment to the carrying value of the securities was necessary based on the observable price change.
At each reporting period a qualitative assessment is made to consider impairment indicators to determine whether the securities are impaired. Impairment indicators may include but are not limited to earnings performance, business prospects by the investee, cash flows from operations, working capital, and noncompliance with debt covenants. If this qualitative assessment indicates impairment, fair value is determined and an impairment loss equal to the difference between the fair value of the investment and its carrying amount is recognized in net income. During 2025, 2024, and 2023, no impairment of securities was recorded.
Nonqualified Deferred Compensation
In 2021, the Company created a non-qualified deferred compensation plan for a select group of management and highly compensated individuals. The plan permits the deferral of up to 50% of a participant's base salary and/or 80% of a participant's annual incentive bonus. The deferrals are held in an irrevocable rabbi trust (the "Rabbi Trust"), which has been established to administer the plan. The Rabbi Trust is intended to be used as a source of funds to match respective funding obligations to participants. The assets of the trust are subject to the claims of the Company's creditors in the event that the

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
Company becomes insolvent. Consequently, the Rabbi Trust qualifies as a grantor trust for income tax purposes. The Company makes periodic payments into company-owned life insurance policies held in this Rabbi trust to fund the expected obligations arising under this plan. There are no contractual restrictions on the Company's ability to surrender a policy. The assets and liabilities of the plan are included in "Other assets" and "Other long-term liabilities" respectively in the consolidated balance sheets. Changes in the deferred compensation balances are recorded to compensation expense and reflected within the "Selling, general and administrative" line item in the consolidated statements of comprehensive income. As of January 3, 2026 and December 28, 2024, the trustee held total assets of $5,426 and $4,336, and deferred compensation liabilities of $6,024 and $4,684, respectively.
Self-Insurance
The Company is self-insured, up to certain limits, for employee group health claims. The Company has purchased stop-loss insurance for the United States markets on both an individual and an aggregate basis, which will reimburse the Company for individual claims in excess of $175 and aggregate claims that are greater than $13,847. A liability is accrued for all unpaid claims. Total self-insurance expense was $12,179, $13,842, and $14,501 in 2025, 2024, and 2023, respectively.
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
During 2025, 2024, and 2023 the Company entered into and settled European options with notional amounts of $70,062, $77,345, and $81,343, respectively. The European options were designated as net investment hedges. The Company realized (losses) gains of $(1,072), $255, and $2,504 in 2025, 2024, and 2023, respectively. These losses and gains were recorded to FCTA within AOCI. The Company assessed hedge effectiveness under the forward rate method, determining the hedging instruments were highly effective. As of January 3, 2026 and December 28, 2024, there were no derivatives outstanding for which the Company has applied hedge accounting.
Subsequent to January 3, 2026, on January 28, 2026, the Company entered into a forward contract designated as a net investment hedge with a notional amount of $61,766.
Common Stock Share Repurchases
The Company has a stock repurchase plan in place that has been authorized by the Board of Directors. As of January 3, 2026, $33,965, inclusive of accrued excise tax, is available to repurchase shares under this plan. The excess of the repurchase price over par value is allocated between additional paid-in capital and retained earnings on a pro-rata basis. There currently is no expiration date on the remaining approved repurchase amount and no requirement for future share repurchases.

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
Core Nutritional Business Product Revenue
A majority of the Company’s core nutritional sales are for products sold at a point in time and shipped to customers, for which control is transferred to the customer as goods are delivered to the third-party carrier for shipment. The Company receives payment, primarily via credit card, for the sale of products at the time customers place orders and payment is required prior to shipment. The Company does not recognize assets associated with costs to obtain or fulfill a contract with a customer.
The Company’s core nutritional product sales contracts include terms that could cause variability in the transaction price for items such as discounts, product promotions, credits, or sales returns, which are a reduction of revenue. Accordingly, the transaction price for product sales includes estimates of variable consideration to the extent it is probable that a significant reversal of revenue recognized will not occur. At the time of sale, the Company estimates a refund liability for the variable consideration based on historical experience, which is recorded within the “Other current liabilities” line item in the consolidated balance sheets.
Initial product orders with a new core nutritional customer may include multiple performance obligations related to sales discounts earned under the Company’s initial order reward program. Under this program, the customer receives an option to apply the discounts earned on the initial order to two subsequent Auto Orders, which conveys a material right to the customer. As such, the initial order transaction price is allocated to each separate performance obligation based on its relative standalone selling price and is recognized as revenue as each performance obligation is satisfied.
Brand Partner incentives represent consideration paid to a Brand Partner for distinct services provided in the sale of the Company's core nutritional products and include all forms of commissions, and other incentives paid to our Brand Partners. The Company may provide Brand Partner incentive promotions which are earned by Brand Partners for distinct services rendered. Brand Partner incentive promotions are recorded as the incentives are earned by the Brand Partners. With the exception of commissions paid to Brand Partners on personal purchases, which are considered a sales discount and are reported as a reduction to net sales, Brand Partner incentives are recorded as an operating expense. The amounts paid to Brand Partners are commensurate with the fair value received for the distinct services rendered by Brand Partners and are recorded as an operating expense when revenue for the goods is recognized.
With respect to will-call orders, the Company periodically assesses the likelihood that customers will exercise their contractual right to pick up orders and revenue is recognized when the likelihood that customers will pick up orders becomes remote.
Hiya Product Revenue
Hiya's revenue is generated from e-commerce/direct to consumer sales. Revenue from online product sales is recognized at the point in time when control of the promised good is transferred to the third-party shipping carrier. The Company receives payments, primarily via credit card and PayPal, for the sale of products at the time customers place orders and subsequent subscription orders, and payment is required prior to shipment. There are no extended payment terms offered to consumers. To encourage customers to purchase its products, the Company provides incentive offers on

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
initial orders. These offers, when accepted by customers, are treated as a reduction to the transaction price. The Company does not recognize assets associated with costs to obtain or fulfill a contract with a customer.
Shipping and Handling
Shipping and handling activities are performed upon delivery to the third-party carrier for shipment. The Company accounts for these activities as fulfillment costs. Therefore, the Company recognizes the costs of these activities when revenue for the goods is recognized. Shipping and handling costs are included in cost of sales for all periods presented.
Other Revenue
Other types of core nutritional revenue include fees, which are paid by the customer at the beginning of the service period, for access to online customer service applications and annual account renewal fees for Brand Partners, for which control is transferred over time as services are delivered and are recognized as revenue on a straight-line basis over the term of the respective contracts.
The following table presents other revenue for the periods indicated:

	Year Ended
	2025	2024	2023
Other revenue	$2,302	$2,356	$3,177
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
Contract liabilities relate to deferred revenue for product sales for customer payments received in advance of shipment, for outstanding material rights under the initial order program, and for services where the performance obligations are satisfied over time as services are delivered. Contract liabilities are recorded as deferred revenue within the "Other current liabilities" line item in the consolidated balance sheets. The Company typically does not have contract assets based on the payment terms included in the Company’s contracts and the balance of contract assets was $0 at January 3, 2026 and December 28, 2024.
The following table provides information about contract liabilities from contracts with customers, including significant changes in the contract liabilities balances during the period:

	January 3, 2026	December 28, 2024
Contract liabilities at beginning of period	$12,050	$13,910
Increase due to deferral of revenue at end of period	10,640	12,050
Decrease due to beginning contract liabilities recognized as revenue	(12,050)	(13,910)
Contract liabilities at end of period	$10,640	$12,050

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
Product Return Policy
All product orders that are unused and returned within the first 30 days following purchase are refunded at 100% of the sales price. All product orders that are unused and resalable are refunded up to one year from the date of purchase at 100% of the sales price. This standard policy differs for Hiya, for which returns are allowed only in specific situations. To be considered, a return must be unopened in its original packaging and postmarked within 10 days of the original delivery date. This standard policy also differs in a few of our international core nutritional markets due to the regulatory environment in those markets. Depending upon the conditions under which product was returned, customers may either receive a refund based on their original form of payment, or credit on account for a product exchange. The Company monitors Brand Partner activity to ensure that all such practices are in line with established Company policies. Product returns totaled approximately 0.8%, 0.6%, and 0.6% of net sales in 2025, 2024, and 2023, respectively.
Brand Partner Incentives
Brand Partner incentives expenses, which are only incurred in our core nutritional business, include all forms of commissions, and other incentives paid to our Brand Partners, less commissions paid to Brand Partners on personal purchases, which are considered a sales discount and are reported as a reduction to net sales.
Selling, General and Administrative
Selling, general and administrative expenses include wages and benefits, depreciation and amortization, rents and utilities, Brand Partner event costs, advertising and professional fees, marketing, and research and development expenses.
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
Advertising
Advertising costs are charged to expense as incurred and are presented as part of the “Selling, general and administrative” line item in the consolidated statements of comprehensive income. Advertising expense totaled $43,159, $4,967, and $4,756, in 2025, 2024, and 2023, respectively.
Research and Development
Research and development costs are charged to expense as incurred and are presented as part of the “Selling, general and administrative” line item in the consolidated statements of comprehensive income. Research and development expense totaled $10,693, $11,571, and $11,446 in 2025, 2024, and 2023, respectively.
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

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
Recent Accounting Pronouncements
Adopted Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The standard was intended to benefit investors by providing more detailed income tax disclosures. ASU 2023-09 requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid by jurisdiction. ASU 2023-09 was adopted on a prospective basis and did not have a material impact on the Company's financial position, results of operations, or cash flows as the standard only impacts financial statement footnote disclosure. For additional information, refer to Note E – Income Taxes.
Issued Accounting Pronouncements Not Yet Adopted
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-04): Expense Disaggregation Disclosures. The standard is intended to provide investors with more decision-useful information about a public business entity's expenses by improving disclosures on income statement expenses through disclosure of disaggregated information about specific natural expense categories underlying certain relevant income statement expense line items that include one or more of five natural expense categories. ASU 2024-03 is effective for annual periods beginning after December 15, 2026 and interim periods beginning after December 15, 2027. The guidance will be applied on a prospective basis with the option to apply the standard retrospectively. Early adoption is permitted. The Company is currently evaluating the impact that adoption of the standard will have on its consolidated financial statements.
In September 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. The standard is intended to modernize old internal-use software guidance written in 1998 to adapt to the agile (i.e. iterative and flexible) basis predominantly used to develop software today. ASU 2025-06 is effective for annual and interim reporting periods beginning after December 15, 2027. Early adoption is permitted as of the beginning of an annual reporting period. The guidance requires adoptions on either a prospective, retrospective, or modified prospective basis. The Company is currently evaluating the impact that adoption of the standard will have on its consolidated financial statements.
No other recent accounting pronouncements had, or are expected to have, a material impact on the Company's consolidated financial statements.
NOTE B— BUSINESS COMBINATIONS
On December 23, 2024, the Company entered into a merger agreement with Hiya, a leading direct-to-consumer provider of high-quality children's health and wellness products, by which the Company acquired a 78.85% controlling ownership interest. The primary reasons for the acquisition was to broaden USANA's reach into the highly attractive direct-to-consumer channel driven by Hiya's powerful subscription model with runway for sustainable future growth. The total purchase price consideration for Hiya was $206,161 in cash, which was inclusive of a working capital adjustment relative to a targeted working capital amount in the merger agreement. The Company incurred acquisition-related costs of approximately $8,243 for the year ended December 28, 2024, which are included in the "Selling, general and administrative" line item in the consolidated statements of comprehensive income. During the quarter ended June 28, 2025, per the merger agreement, the Company finalized the working capital adjustment, which resulted in a final purchase price consideration of $206,074.
The following table summarizes the consideration transferred to acquire the 78.85% controlling ownership interest in Hiya and the estimated fair value of the assets acquired, liabilities assumed, and noncontrolling interest at the acquisition date, including measurement period adjustments for the working capital adjustment finalized as of June 28, 2025:

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
The fair value of the noncontrolling interest of 21.15% was determined using the implied enterprise value based on the purchase price less a discount for lack of control. The Company recognized goodwill of $127,264, which reflects the expected future benefits of certain synergies and acquired assembled workforce and is expected to be deductible for income tax purposes. All of the goodwill was assigned to our Hiya direct-to-consumer segment. The revenue and earnings of the acquired business, since the acquisition date, have been included in the Hiya direct-to-consumer segment. Revenues and earnings in 2024 were not material to the consolidated results since the acquisition occurred near year end.
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

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
NOTE C—INVENTORIES
Inventories consist of the following:

	January 3, 2026	December 28, 2024
Raw materials	$31,732	$24,460
Work in progress	5,003	3,612
Finished goods	65,873	41,663
	$102,608	$69,735
Noncurrent inventories	$4,799	$2,688
As of January 3, 2026, noncurrent inventories consisted of $3,928 of raw materials and $871 of finished goods inventory. As of December 28, 2024, noncurrent inventories consisted of $1,892 of raw materials and $796 of finished goods inventory. Noncurrent inventories are included in the “Other assets” line item in the consolidated balance sheets.
NOTE D—PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets consists of the following:

	January 3, 2026	December 28, 2024
Other prepaid expenses	$9,867	$11,225
Miscellaneous receivables, net	8,089	7,419
Other current assets	4,853	4,808
Prepaid insurance	2,678	2,534
Deferred commissions	914	894
Income taxes receivable	1,016	804
	$27,417	$27,684
NOTE E—INCOME TAXES
Consolidated earnings before income taxes consists of the following:

	Year Ended
	2025	2024	2023
United States	$(56,248)	$(35,274)	$(19,988)
Foreign	97,775	111,625	122,441
Total earnings before income taxes	$41,527	$76,351	$102,453

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
Income tax expense (benefit) included in income from continuing operations consists of the following:

	Year Ended
	2025	2024	2023
Current
Federal	$—	$—	$(42)
State	855	330	469
Foreign	36,331	40,699	40,913
Total current	37,186	41,029	41,340

Deferred
Federal	(6,853)	(6,803)	(4,031)
State	(628)	(100)	(59)
Foreign	345	165	1,415
Total deferred	(7,136)	(6,738)	(2,675)
	$30,050	$34,291	$38,665
In 2025, the Company adopted ASU 2023-09, Improvements to Income Tax Disclosures, which expands the information provided in the annual income tax footnote. The Company elected to apply the new disclosure requirements on a prospective basis. Accordingly, the income tax disclosures for the current 2025 fiscal year reflect the new format prescribed by ASU 2023-09 including a detailed effective tax rate reconciliation presented with both percentage and dollar amounts by category, and disaggregated information on income taxes paid to federal, state, and foreign jurisdictions. This transition to the new format does not impact the amounts of income tax expense or benefit reported for prior periods; it affects only the level of detail and presentation of the disclosures. Comparative information for the prior 2024 and 2023 fiscal years is presented as originally reported under the previous guidance and has not been retrospectively adjusted. This comparative information is in the table that shows the reconciliation of the effective tax rate to the statutory U.S. federal tax rate.
The effective tax rate for 2024 and 2023 reconciled to the statutory U.S. federal tax rate is as follows:

	Year Ended
	2024	2023
Statutory U.S. federal income tax rate	21.0%	21.0%
State income taxes, net of federal tax benefit	0.5	0.5
Permanent tax differences	0.9	0.7
Excess foreign tax credits	(26.3)	(16.4)
Net increase in valuation allowance	24.4	13.0
Foreign income tax rate differences	15.2	8.7
Foreign withholding taxes	12.3	10.6
Uncertain tax position reserve	0.6	(0.4)
Change in U.S. tax laws	(2.6)	—
All other, net	(1.0)	—
	44.9%	37.7%

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
The effective tax rate for 2025 is disaggregated and reconciled to the statutory U.S. federal tax rate according to the new requirements of ASU 2023-09 as follows:

	Year Ended
	2025
	Amount	Percent
U.S. federal statutory tax rate	$8,721	21.0%
State and local income taxes, net of federal income tax effect(1)	684	1.6%
Foreign tax effects
China
Statutory income tax rate difference	3,635	8.8%
Withholding taxes	8,293	20.0%
Other	577	1.4%
India
Changes in valuation allowances	469	1.1%
Other	(39)	(0.1)%
Other foreign jurisdictions	1,303	3.1%
Effects of cross-border tax laws
U.S. taxation of foreign disregarded entities	20,692	49.8%
Tax credits
Foreign tax credits	(37,651)	(90.6)%
Changes in valuation allowances	21,487	51.7%
Nontaxable and nondeductible items
Share-based payment awards	1,375	3.3%
Non-deductible compensation	513	1.2%
Other	(554)	(1.2)%
Changes in unrecognized tax benefits	545	1.3%
Effective tax rate	$30,050	72.4%
______________________________
(1)State and local taxes in New York and California comprise the majority (greater than 50%) of the tax effect in this category.
The effective tax rate for the year ended January 3, 2026 increased compared to the year ended December 28, 2024. The higher effective tax rate was driven by lower U.S. earnings before taxes including cost realignment and impairment while still paying a relatively similar amount of foreign taxes.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
Income taxes paid (net of refunds received) for 2025 were as follows:

Year Ended
2025
U.S. federal	$—
U.S. state and local	683
Foreign
China	32,800
All other foreign	3,697
36,497
Total	$37,180
Income taxes paid, net of refunds received, were $40,395 and $42,325 for 2024 and 2023, respectively.
The significant categories of deferred taxes are as follows:

	January 3, 2026	December 28, 2024
Deferred tax assets
Inventory	$6,222	$4,749
Accruals not currently deductible	6,543	6,869
Equity-based compensation	2,304	2,438
Depreciation and amortization	834	777
Intangible assets	6,436	6,162
Foreign currency translation	1,713	2,066
Capitalized R&D expenses	18,163	16,450
Tax credit carry forwards	173,927	152,951
Net operating losses	2,770	2,348
Other	5,654	5,343
Gross deferred tax assets	224,566	200,153
Valuation allowance	(178,670)	(156,669)
Net deferred tax assets	45,896	43,484

Deferred tax liabilities
Depreciation and amortization	(4,972)	(6,653)
Prepaid expenses	(1,587)	(1,992)
Intangible assets	(6,436)	(6,162)
Withholding tax on unremitted earnings	(7,868)	(9,899)
Other	(2,716)	(3,207)
Gross deferred tax liabilities	(23,579)	(27,913)
Net deferred taxes	$22,317	$15,571

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
The components of net deferred taxes are as follows:

	January 3, 2026	December 28, 2024
Net noncurrent deferred tax assets	$27,209	$19,644
Net noncurrent deferred tax liabilities	(4,892)	(4,073)
Net deferred taxes	$22,317	$15,571
As of January 3, 2026, the Company had foreign tax credit carryforwards of approximately $169,736. If unused, these carryforwards will expire between 2026 and 2035. The Company has generated excess foreign tax credits since the Tax Cuts and Jobs Act of 2017 was enacted on December 22, 2017. This is due to the U.S. tax rate being lower than most foreign taxing jurisdiction rates where the Company operates. Although the Company can claim foreign tax credits against U.S. source income due to overall domestic losses generated in previous years, the Company does not believe it will be able to use more foreign tax credits than it generates in a single year. The Company believes these foreign tax credit carryforwards will expire unused based on available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, available tax planning strategies, and available carryback opportunities. Similar with prior years, the Company continues to maintain a full valuation allowance on its foreign tax credit carryforwards. Valuation allowances are determined using a more-likely-than-not realization criteria and are based upon all facts and circumstances.
The Company recorded a $2,090 valuation allowance on mirrored deferred tax assets recorded in the United States, which offset deferred tax liabilities of foreign disregarded entities. These mirrored deferred tax assets represent future foreign tax credits. This valuation allowance is necessary because the Company is limited in its ability to utilize future foreign tax credits due to the U.S. tax rate being lower than most foreign taxing jurisdiction rates where the Company operates.
The Company also had $1,846 of Utah research credit carryforwards, and $2,345 of federal research credit carryforwards as of January 3, 2026. If unused, the Utah research credit carryforwards expire between 2027 and 2039, and the federal research credits expire between 2036 and 2045. Utah research credits are limited to Utah tax due, and the Company has a history of generating more credits than it can use. Federal research credit carryforwards can only be used in a year when U.S. taxes are owed after foreign tax credits have been applied. Due to the lack of sufficient evidence to the contrary, the Company has placed a full valuation allowance on these credit carryforwards.
In addition, the Company had $8,891 of foreign operating loss carry forwards, $307 of which have an unlimited carryforward period. The deferred tax asset associated with these losses was $2,646 and a valuation allowance of $2,637 has been applied against this deferred tax asset. The 2025 deferred tax asset for state-tax-loss carryforwards was $125. If unused, some of the state-tax-loss carryforwards will expire between 2032 and 2044 and others can be carried forward indefinitely.
The total combined valuation allowance was $178,670 as of January 3, 2026. The 2025 valuation allowance represents a $22,001 net increase from 2024. If the Company determines that there is sufficient evidence to remove the valuation allowances addressed above, the valuation allowance will be released and the provision for income taxes will be reduced.
As of January 3, 2026, the cumulative amount of undistributed earnings of the Company’s non-U.S. subsidiaries held for indefinite reinvestment is approximately $4,000. If this amount were repatriated to the United States, the amount of incremental taxes would be approximately $400.
As of January 3, 2026, the Company reported $146 in "Other current liabilities" and $1,399 in "Other long-term liabilities" for a combined total of $1,545 in unrecognized tax benefits that would impact the effective tax rate if recognized. This compares to $153 in "Other current liabilities" and $1,034 in "Other long-term liabilities" for a combined total of $1,187 in unrecognized tax benefits reported as of December 28, 2024.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
The following reconciliation provides the changes in unrecognized tax benefits for the years presented:

	Year Ended
	2025	2024	2023
Beginning balance of unrecognized tax benefits	$1,187	$1,074	$1,450
Increases related to prior year tax positions	—	43	30
Decreases related to prior year tax positions	(26)	(69)	(363)
Increases related to current year tax positions	384	139	409
Decreases for settlements with taxing authorities	—	—	(452)
Ending balance of unrecognized tax benefits	$1,545	$1,187	$1,074
The Company accounts for interest and penalties associated with unrecognized tax benefits as a component of income tax expense. For the periods ended January 3, 2026, December 28, 2024, and December 30, 2023, the Company reported $187, $43, and $66, respectively, as income tax expense related to interest and penalties. As of January 3, 2026, the Company recorded $173 of "Other current liabilities" and $237 of "Other long-term liabilities" associated with interest and penalties for unrecognized tax benefits. This compares to $130 of "Other current liabilities" and $93 of "Other long-term liabilities" associated with interest and penalties reported as of December 28, 2024.
The Company files income tax returns in the United States and foreign jurisdictions. In general, the Company's tax filings are subject to examination for years ended on or after December 31, 2021. However, statutes of limitations in some markets may be as long as ten years for transfer pricing related issues.
On July 3, 2025, U.S. legislation formally titled “An Act to Provide for Reconciliation Pursuant to Title II of H. Con. Res. 14” (“the Act”) and commonly referred to as the One Big Beautiful Bill Act was signed into law. The Act, among other things, extended key provisions of the 2017 Tax Cuts and Jobs Act and introduced targeted changes to the U.S. federal income tax regime. The Act has not materially impacted the Company’s effective tax rate.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
NOTE F—PROPERTY AND EQUIPMENT
Cost of property and equipment and their estimated useful lives is as follows:

	Useful life (years)	January 3, 2026	December 28, 2024
Buildings	39.5	$78,585	$76,677
Laboratory and production equipment	5-7	55,387	53,981
Air transportation equipment	5	—	2,952
Computer equipment and software	3-5	61,126	57,312
Furniture and fixtures	3-5	6,649	6,282
Automobiles	3-5	653	637
Leasehold improvements	3-5	10,839	12,611
Land improvements	15	3,274	3,218
		216,513	213,670
Less accumulated depreciation and amortization		134,578	130,088
		81,935	83,582
Land		6,650	6,363
Deposits and projects in process		5,798	4,620
		$94,383	$94,565
Depreciation of property and equipment was $13,841, $13,152, and $10,904, for the years ended 2025, 2024, and 2023, respectively.
NOTE G—OPERATING LEASES
The following table summarizes the classification of ROU assets and lease liabilities in the Company’s consolidated balance sheet:

Leases	Classification	January 3, 2026	December 28, 2024
Assets
ROU operating lease assets, net	Other assets	$22,954	$21,177
Total ROU assets		$22,954	$21,177

Liabilities
Current:
Operating lease liabilities	Other current liabilities	$5,650	$6,013
Noncurrent:
Operating lease liabilities	Other long-term liabilities	12,306	10,191
Total lease liabilities		$17,956	$16,204

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
The components of lease expense were as follows:

	Year Ended
	2025	2024	2023
Operating lease expense	$7,975	$8,305	$8,042
Total lease expense	$7,975	$8,305	$8,042
These leases generally provide that property taxes, insurance, and maintenance expenses are the responsibility of the Company. Such expenses are not included in the operating lease amounts outlined in the table above or in the rent expense amounts that follow. The total rent expense was approximately $8,323, $8,191, and $8,755 for the years ended 2025, 2024, and 2023, respectively.
The following table presents supplemental lease information:

	Year Ended
	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$8,009	$8,065	$8,227
ROU assets obtained in exchange for new operating lease liabilities	$8,643	$12,463	$5,699
The following table presents weighted-average remaining lease term and weighted-average discount rate for the Company's operating leases:

	Year Ended
	2025	2024
Weighted-average remaining lease term—operating leases	3.58 yrs.	3.55 yrs.
Weighted-average discount rate—operating leases	5.20%	5.32%
The following table presents the maturity of the Company’s lease liabilities as of January 3, 2026:

Year ending
2026	$6,404
2027	5,198
2028	3,970
2029	3,142
2030	803
2031 and thereafter	122
19,639
Less: imputed interest	(1,683)
Present value	$17,956
NOTE H—GOODWILL AND INTANGIBLE ASSETS
Goodwill
The Company’s reporting units for goodwill purposes are tied to its reportable segments: Core nutritional and Hiya direct-to-consumer. The core nutritional segment consists of three individual reporting units that are determined based on the operational nature of the business: Buy-Sell, China, and India. Buy-Sell consists of the U.S. manufacturing entity that supplies and supports all markets within the core nutritional segment, with the exception of China and India. As both

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
China and India manufacture and source locally, operations are contained within market, and represent separate reporting units.
The Company performed its annual goodwill impairment test during the third quarter of 2025. The Company performed a qualitative assessment of each reporting unit and determined that it was not more-likely-than-not that the fair value of any reporting unit was less than its carrying amount. During the three months ended January 3, 2026, the Company determined that a triggering event occurred within its Buy-Sell reporting unit in relation to a significant and sustained decline in the Company’s stock price and corresponding decrease in market capitalization that required the performance of a quantitative impairment analysis.
Based on the results of this analysis, the Company concluded that the estimated fair value of its Buy-Sell reporting unit was less than its carrying value. The fair value of the Buy-Sell reporting unit was determined using a combination of an income approach, which estimates fair value based upon projected future revenues, expenses, and cash flows discounted to their respective present values, and a market approach.
These methods involve the use of significant estimates, assumptions, and judgments by management. The principal assumptions used in this analysis consisted of management’s best estimates of future financial results including revenue growth rates and profitability margins, an appropriate discount rate to apply to projected cash flows, guideline public companies, selection of market multiples and weightings, and control premium. Impairment resulted primarily from lower projected revenues and operating margins within the reporting unit.
The Company recorded a non-cash goodwill impairment charge of $6,390 in the fourth quarter of 2025 in the Buy-Sell reporting unit and $137 in the other category. For all other reporting units, the Company identified no indicators that it was more likely than not that their fair values were less than their carrying values. No impairments of goodwill were recognized in 2024 and 2023.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
The changes in the carrying amount of goodwill, including by reportable segment and the other category are as follows:

	Core nutritional	Hiya direct-to-consumer	Other	Total
Balance as of December 30, 2023
Gross goodwill	$16,521	$—	$581	$17,102
Accumulated impairment losses	—	—	—	—
Net goodwill as of December 30, 2023	16,521	—	581	17,102

Goodwill acquired during the year	—	127,374	—	127,374
Currency translation adjustment	(308)	—	—	(308)

Balance as of December 28, 2024
Gross goodwill	16,213	127,374	581	144,168
Accumulated impairment losses	—	—	—	—
Net goodwill as of December 28, 2024	16,213	127,374	581	144,168

Impairment	(6,390)	—	(137)	(6,527)
Currency translation adjustment	321	—	—	321

Balance as of January 3, 2026
Gross goodwill	16,534	127,374	581	144,489
Accumulated impairment losses	(6,390)	—	(137)	(6,527)
Net goodwill as of January 3, 2026	$10,144	$127,374	$444	$137,962
Intangibles
The Company performed its annual indefinite-lived intangible asset impairment test during the third quarter of 2025. The Company performed a qualitative assessment of the indefinite-lived intangible assets and determined that it was not more-likely-than-not that the fair value of any indefinite-lived intangible asset was less than the carrying amount. Indefinite-lived intangible assets consist solely of a direct selling license in China. During 2025, 2024, and 2023, there was no impairment of indefinite-lived intangible assets.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
Intangible assets consist of the following:

	As of January 3, 2026
	Gross carrying amount	Accumulated amortization	Net carrying amount	Weighted-average amortization period (years)
Amortized intangible assets
Trade name and trademarks	$71,270	$(7,790)	$63,480	10
Product formulas	8,582	(8,582)	—	8
Customer relationships	57,166	(13,445)	43,721	5
Non-compete agreements	247	(173)	74	5
	137,265	(29,990)	107,275
Indefinite-lived intangible assets
Direct selling license	25,876		25,876
	$163,141		$133,151

Estimated Amortization Expense:
2026	$18,356
2027	18,023
2028	17,999
2029	17,819
2030	7,234
Thereafter	27,844
$107,275

	As of December 28, 2024
	Gross carrying amount	Accumulated amortization	Net carrying amount	Weighted-average amortization period (years)
Amortized intangible assets
Trade name and trademarks	$71,785	$(685)	$71,100	10
Product formulas	8,222	(8,211)	11	8
Customer relationships	58,014	(2,251)	55,763	5
Non-compete agreements	466	(307)	159	4
	138,487	(11,454)	127,033
Indefinite-lived intangible assets
Direct selling license	24,790		24,790
	$163,277		$151,823
Aggregate amortization of intangible assets was $19,318, $1,516, and $1,835 for the years ended 2025, 2024, and 2023, respectively.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share data)
NOTE I—OTHER CURRENT LIABILITIES
Other current liabilities consist of the following:

	January 3, 2026	December 28, 2024
Brand Partner incentives	$37,311	$42,113
Accrued employee compensation	20,648	15,836
Deferred revenue	10,640	12,050
Accrued expenses	9,500	13,569
Sales taxes	7,947	8,049
Operating lease liabilities	5,650	6,013
Income taxes	3,369	3,710
All other	2,237	3,301
	$97,302	$104,641
NOTE J—LINE OF CREDIT
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
There was $14,000 and $23,000 outstanding debt on the Credit Facility as of January 3, 2026 and December 28, 2024, respectively. The obligations of the Company under the Credit Agreement are secured by the pledge of the capital stock of certain subsidiaries of the Company, pursuant to a Security and Pledge Agreement.
Interest on revolving borrowings under the Credit Facility is computed using the Secured Overnight Financing Rate ("SOFR") or the base rate, which is based on the Federal Funds Rate, the Bank of America Prime Rate, or SOFR, adjusted by features specified in the Credit Agreement. The covenants require the Company's rolling four-quarter consolidated earnings before interest, taxes, depreciation and amortization ("EBITDA") (as defined in the Credit Agreement) to be equal to or greater than $80,000 for the period of four fiscal quarters ending on each of June 28, 2025, September 27, 2025, January 3, 2026, April 4, 2026, and July 4, 2026, and $100,000 for each fiscal quarter ending thereafter. The covenants also require the Company's ratio of consolidated funded debt to consolidated EBITDA to be equal to or less than 2.0 to 1.0 at the end of each quarter. The Credit Agreement does not include any restrictions on the payment of cash dividends or share repurchases by the Company. Consolidated EBITDA and consolidated funded debt are non-GAAP terms.
The Company will be required to pay any balance on this Credit Facility in full at the time of maturity in June 2030.
The Company maintains local lines of credit across different markets to secure sufficient working capital. As of January 3, 2026 and December 28, 2024, there was no balance on the local lines of credit.
NOTE K—COMMITMENTS AND CONTINGENCIES
Unconditional Purchase Obligations
The Company’s unconditional purchase obligations relating to IT-related services and advertising agreements were $3,858 and $6,746, as of January 3, 2026 and December 28, 2024, respectively that are generally paid within one year.

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
Employee Benefit Plan
In the United States, the Company sponsors an employee benefit plan under Section 401(k) of the Internal Revenue Code. This plan covers employees who are at least 18 years of age and have met a one-month service requirement. The Company makes a matching contribution equal to 100 percent of the first one percent of a participant’s compensation that is contributed by the participant, and 50 percent of that deferral that exceeds one percent of the participant’s compensation, not to exceed six percent of the participant’s compensation, subject to the limits of ERISA. In addition, the Company may make a discretionary contribution based on earnings. The Company’s matching contributions cliff vest at two years of service. Contributions made by the Company to the plan in the United States were $2,389, $2,422, and $2,451 for the years ended 2025, 2024, and 2023, respectively.
The Company has employees in international countries that are covered by various defined contribution plans. These plans are administered based upon the legal requirements in the countries in which they are established.
NOTE L—EQUITY-BASED COMPENSATION
The Company's stock-based compensation primarily consists of the following two plans:
2015 Equity Incentive Plan. In 2015, the Company adopted the 2015 USANA Health Sciences, Inc. Equity Incentive Award Plan (the "2015 Plan"). The 2015 Plan allowed for the grant of various equity awards including stock-settled stock appreciation rights, stock options, and restricted stock awards which include restricted stock units, deferred stock units, performance stock units, (collectively "restricted stock awards") and other types of equity-based awards to the Company’s officers, key employees, and non-employee directors.
Since the inception of the 2015 Plan, 1,750 shares had been authorized. As of January 3, 2026, 5,170 awards have been granted, of which 2,949 were stock-settled stock appreciation rights, and 2,221 were restricted stock awards. Of the 2,949 granted stock-settled stock appreciation rights, approximately 450 shares have been issued, 16 awards are outstanding and the remaining have been returned to the plan. As of January 3, 2026, a total of 1,394 options and grants had been forfeited and added back to the number of shares available for issuance under the 2015 Plan.
2025 Equity Incentive Plan. In 2025, the USANA Health Sciences, Inc. 2025 Equity Incentive Plan (the "2025 Plan") was adopted due to the expiration of the Company's 2015 Plan, which allows the Company to continue to provide various equity awards including stock-settled stock appreciation rights, stock options, and restricted stock awards which include restricted stock units, deferred stock units, performance stock units, (collectively "restricted stock awards") to the Company's officers, key employees, non-employee directors, and to consultants in connection with the Company's long-term incentive compensation philosophy and does not affect existing equity awards granted under the 2015 Plan.
Since the inception of the 2025 Plan, 2,500 shares have been authorized. As of January 3, 2026, 35 awards have been granted of restricted stock awards. As of January 3, 2026, there were no forfeitures under the 2025 Plan.
Total equity-based compensation expense was $14,009, $14,779, and $14,965 for fiscal years 2025, 2024, and 2023, of which, $181, $221, and $370, was related to liability-classified awards, respectively. The related tax benefit for these periods was $2,806, $2,692, and $2,507, respectively.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share data)
The following table shows the remaining unrecognized compensation expense on a pre-tax basis for all types of unvested equity awards that are outstanding and expected to vest, as of January 3, 2026. This table does not include an estimate for future grants that may be issued.

2026	$11,032
2027	7,248
2028	4,033
2029	585
$22,898
The remaining unrecognized compensation expense above is expected to be recognized over a weighted-average period of 1.8 years.
Stock-Settled Stock Appreciation Rights
The Company uses the Black-Scholes option pricing model to estimate the fair value of its stock-settled stock appreciation rights. The weighted-average fair value of stock-settled stock appreciation rights granted in 2025, 2024, and 2023 were $8.80, $14.60, and $19.92, respectively.
Stock-settled stock appreciation rights granted to officers and key employees upon hire or promotion to such a position, or annually for existing participants, generally vest 25% each year on the anniversary of the grant date and expire 4.5 years from the date of grant.
The following table includes the weighted-average assumptions the Company used to calculate the fair value of stock-settled stock appreciation rights that were granted during the periods indicated:

	Year Ended
	2025	2024	2023
Expected volatility (1)	33.65%	31.28%	39.89%
Risk-free interest rate (2)	4.38%	4.05%	3.78%
Expected life (3)	3.5 yrs	3.5 yrs	3.5 yrs.
Expected dividend yield (4)	0.00%	0.00%	0.00%
Weighted-average exercise price (5)	$28.64	$50.85	$58.79
______________________________
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

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share data)
(4)The Company historically has not paid and currently has no plan to pay dividends.
(5)Exercise price is the closing price of the Company's common stock on the date of grant.
A summary of the Company’s stock-settled stock appreciation right activity is as follows:

	Shares	Weighted-average exercise price	Weighted-average remaining contractual term	Aggregate intrinsic value(1)
Outstanding at December 28, 2024	24	$66.61	2.1	$—
Granted	3	28.64
Exercised	—	—
Forfeited	(2)	58.79
Expired	(9)	80.71
Outstanding at January 3, 2026	16	$52.15	2.0	$—

Exercisable at January 3, 2026	6	$58.16	1.5	$—
______________________________
(1)Aggregate intrinsic value is defined as the difference between the current market value at the reporting date (the closing price of the Company’s common stock on the last trading day of the period) and the exercise price of awards that were in-the-money. The closing price of the Company’s common stock at January 3, 2026 and December 28, 2024 was $19.44 and $35.69, respectively.
The total intrinsic value of stock-settled stock appreciation rights exercised was $0, $0, and $0, for the years ended 2025, 2024, and 2023, respectively. The total fair value of stock-settled stock appreciation rights that vested was $184, $656, and $1,009, for the years ended 2025, 2024, and 2023, respectively.
During the years ended 2025, 2024, and 2023, there were no exercises of stock-settled stock appreciation rights. There was no reduction to additional paid-in capital for the years ended 2025, 2024, and 2023.
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

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share data)
A summary of the Company’s stock-settled restricted stock unit activity is as follows:

	Shares	Weighted-average grant date fair value
Outstanding at December 28, 2024	592	$59.87
Granted	559	28.75
Vested	(221)	62.81
Forfeited	(55)	49.12
Outstanding at January 3, 2026	875	$39.83
During the year ended 2025, certain employees elected to receive a net amount of shares upon the release of restricted stock units in order to satisfy the Company’s tax withholding obligation. This resulted in a reduction to additional paid-in capital of $2,347, $3,223, and $3,092 for the years ended 2025, 2024, and 2023, respectively, reflected as a financing activity in the Company’s consolidated statements of cash flows.
The total fair value of restricted stock units that vested was $6,703, $9,309, and $9,293, for the years ended 2025, 2024, and 2023, respectively.
A summary of the Company’s cash-settled restricted stock unit activity is as follows:

	Shares	Weighted-average grant date fair value
Nonvested at December 28, 2024	21	$59.58
Granted	29	28.64
Vested	(7)	64.09
Forfeited	(13)	41.43
Nonvested at January 3, 2026	30	$36.95
The weighted-average fair value of liability-classified awards outstanding was $37, $60, and $69 for the years ended 2025, 2024, and 2023, respectively.
The number of deferred stock units vested and unreleased totaled 8, for the years ended 2025, 2024, and 2023, respectively. There were no deferred stock units that vested in 2025, 2024, and 2023.
During 2025 and 2024, the Company granted no performance stock units to officers and key employees. The performance stock units are subject to a cliff vesting at the end of a three-year period. The number of units that vest will vary between 0% - 200% based on the achievement of market and performance conditions, over the three-year service period. The fair value of the performance stock units is determined using a Monte-Carlo simulation model. A Monte-Carlo simulation model uses stock price volatility and other assumptions to estimate the probability of satisfying the market conditions and the resulting fair value of the award.
The weighted-average grant date fair value of performance stock units granted in 2023 was $40.05. There were no performance stock units granted in 2025 or 2024. In 2025, 2024, and 2023, there was unrecognized compensation expense of $2,779, $2,025, and $913, respectively, related to unvested performance stock units that are not probable of achieving the performance condition.
The following table includes the weighted-average assumptions the Company used to calculate the fair value of performance stock units that were granted during the periods indicated:

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share data)

	Year Ended
	2025	2024	2023
Expected volatility (1)	N/A	N/A	37.84%
Risk-free interest rate (2)	N/A	N/A	4.09%
Expected dividend yield (3)	N/A	N/A	—%
______________________________
(1)The Company utilizes historical volatility of the trading price of its common stock.
(2)Risk-free interest rate is based on the U.S. Treasury yield curve with respect to the expected life of the award.
(3)The Company historically has not paid and currently has no plan to pay dividends.
The market condition is met if the Company achieves the target closing stock price on December 31, 2025, of $59.84. If the market condition is met, the number of earned performance stock units, as a percentage of the target number of performance stock units, is calculated based on the compound annual growth rate ("CAGR") of the Company's active Customers from fiscal year-end 2022 to fiscal year-end 2025. The payout as a percent of target shares is determined based on the active Customer growth rate achieved by the Company as of fiscal year-end 2025, as illustrated in the table below. If the active Customer CAGR growth rate does not meet the performance condition according to the table below, the corresponding payout will be zero. As of December 31, 2025, the market and performance conditions as defined in the table below were not met, therefore the awards were cancelled in February 2026.

Market condition	Performance condition
Target share price	active Customer CAGR	Fiscal year-end 2025 active Customers(1)	Payout as % of target number of shares
$59.84	6%	584,000	100%
$59.84	9%	635,000	150%
$59.84	12%	688,000	200%
______________________________
(1)    Based on the active Customer count of 490,000 at December 31, 2022. For purposes of this performance condition, "active Customer" is defined as active Customer in the Company’s core nutritional operating segment (discussed further in Note M – Segment Information below), excluding customers from mergers and acquisitions.
NOTE M—SEGMENT INFORMATION
The Company primarily operates as a global nutrition, personal health and wellness company that develops and manufactures high quality, science-based nutritional, and personal care products. As of January 3, 2026, the Company had two reportable segments: Core nutritional and Hiya direct-to-consumer. Management identifies segments based upon the Company's organizational and management reporting structure. The core nutritional segment develops and manufactures high quality, science-based nutritional, personal care and skincare products with a primary focus on promoting long-term health and wellness in various geographic markets worldwide that are distributed through the core nutritional channel. Hiya is a leading provider of high-quality children’s health and wellness products in the U.S. that are distributed through the direct-to-consumer channel. Additionally, the Company has operating segments that are not material and included as a component of the other category.
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

	Year Ended
	2025
	Core nutritional	Hiya direct-to-consumer	Other	Total
Net Sales (1)	$775,452	$131,971	$17,834	$925,257
Less:
Cost of sales	141,847	46,384	12,621	200,852
Brand Partner incentives	335,631	—	540	336,171
Selling, general and administrative (2)	244,614	82,181	10,577	337,372
Impairment	6,390	—	577	6,967
Cost realignment	6,463	—	—	6,463
Segment earnings (loss) from operations	$40,507	$3,406	$(6,481)	$37,432

Reconciliation of segment earnings from operations
Interest income				2,415
Interest expense				(842)
Other, net				2,522
Earnings before income taxes				$41,527
______________________________
(1)The core nutritional segment excludes $14,091 of intersegment net sales.
(2)Includes amortization of acquired intangible assets of $18,170 and $1,244 for the Hiya segment and the other category, respectively.

	Year Ended
	2024
	Core nutritional	Hiya direct-to-consumer	Other	Total
Net Sales (1)	$845,789	$1,970	$6,744	$854,503
Less:
Cost of sales	157,094	598	3,520	161,212
Brand Partner incentives	363,183	—	516	363,699
Selling, general and administrative (2)	254,733	1,226	7,309	263,268
Segment earnings (loss) from operations	$70,779	$146	$(4,601)	$66,324

Reconciliation of segment earnings from operations
Interest income				11,319
Interest expense				(281)
Other, net				(1,011)
Earnings before income taxes				$76,351
______________________________
(1)The core nutritional segment excludes $2,087 of intersegment net sales.
(2)Includes amortization of acquired intangible assets of $294 and $1,180 for the Hiya segment and the other category, respectively.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share data)

	Year Ended
	2023
	Core nutritional	Other	Total
Net Sales (1)	$915,212	$5,798	$921,010
Less:
Cost of sales	173,432	3,261	176,693
Brand Partner incentives	393,932	325	394,257
Selling, general and administrative (2)	251,495	5,494	256,989
Segment earnings (loss) from operations	$96,353	$(3,282)	$93,071

Reconciliation of segment earnings from operations
Interest income			9,637
Interest expense			(262)
Other, net			7
Earnings before income taxes			$102,453
______________________________
(1)The core nutritional segment excludes $1,425 of intersegment net sales.
(2)Includes amortization of acquired intangible assets of $1,180 for the other category.

	Year Ended
	2025	2024	2023
Depreciation and amortization:
Core nutritional	$13,492	$12,851	$11,855
Hiya direct-to-consumer	18,230	294	—
Other	840	1,394	847
Consolidated Total	$32,562	$14,539	$12,702
No single Brand Partner or customer accounted for 10% or more of net sales for the periods presented. The table below summarizes the approximate percentage of total product revenue for our core nutritional and Hiya direct-to-consumer segments that has been contributed by the Company’s core nutritional, foods, and personal care and skincare products for the periods indicated.

	Year Ended
	2025	2024	2023
Core nutritional:
USANA Nutritionals	74%	87%	87%
USANA Foods (1)	5%	6%	7%
Personal care and skincare	5%	6%	5%
Hiya direct-to-consumer:
Hiya nutritional supplements	13%	—%	—%
Other	3%	1%	1%
______________________________
(1)Includes the Company’s Active Nutrition line

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share data)
Financial information on net sales and long-lived assets (excluding intangible assets), presented by geographic region is listed below:

	Year Ended
	2025	2024	2023
Net Sales to External Customers
Asia Pacific
Greater China	$424,541	$457,976	$475,099
Southeast Asia Pacific	131,996	146,795	163,890
North Asia	70,627	78,214	101,446
Asia Pacific Total	627,164	682,985	740,435

Americas and Europe(1)	298,093	171,518	180,575
Consolidated Total	$925,257	$854,503	$921,010
______________________________
(1)Includes results of the Hiya direct-to-consumer segment and the other category.

	January 3, 2026	December 28, 2024
Long-lived Assets
Asia Pacific
Greater China	$32,577	$31,668
Southeast Asia Pacific	16,737	13,893
North Asia	7,467	8,820
Asia Pacific Total	56,781	54,381

Americas and Europe (1)	80,304	83,460
Consolidated Total	$137,085	$137,841

Total Assets
Asia Pacific
Greater China	$194,655	$202,428
Southeast Asia Pacific	50,756	44,793
North Asia	25,110	25,930
Asia Pacific Total	270,521	273,151

Americas and Europe (1)	472,394	475,042
Consolidated Total	$742,915	$748,193
______________________________
(1)Includes balances of the Hiya direct-to-consumer segment and the other category.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share data)
The following table provides further information on markets representing ten percent or more of consolidated net sales and long-lived assets (excluding intangible assets), respectively:

	Year Ended
	2025	2024	2023
Net sales:
China	$381,816	$413,471	$427,265
United States (1)	224,890	91,796	95,906
South Korea	68,856	76,445	99,108

Long-lived Assets:
United States	$77,137	$81,459
China	29,556	29,304
______________________________
(1)Includes results of the Hiya direct-to-consumer segment and the other category.
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
The following is a reconciliation of the numerator and denominator used to calculate basic EPS and diluted EPS for the periods indicated:

	Year Ended
	2025	2024	2023
Net earnings attributable to USANA	$10,760	$42,030	$63,788
Weighted average common shares outstanding - basic	18,535	19,103	19,250
Dilutive effect of in-the-money equity awards	39	59	95
Weighted average common shares outstanding - diluted	18,574	19,162	19,345
Earnings per common share from net earnings attributable to USANA:
Basic	$0.58	$2.20	$3.31
Diluted	$0.58	$2.19	$3.30

Anti-dilutive equity awards excluded from computation of diluted EPS attributable to USANA	521	567	319
During the years ended 2025, 2024, and 2023 the Company repurchased and retired 927 shares for $27,738 including accrued excise tax of $231, 194 shares for $9,483 including accrued excise tax of $39, and 180 shares for $11,653 including accrued excise tax of $54, respectively.
NOTE O—REDEEMABLE NONCONTROLLING INTEREST
December 23, 2024, the Company acquired a 78.85% controlling financial interest in Hiya. Simultaneously, USANA and the remaining noncontrolling interest holders entered into an Amended and Restated Limited Liability Company Agreement ("LLC Agreement"). The agreement granted USANA the right to buy ("Call Right") and the

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
noncontrolling interest holders the right to cause USANA to purchase ("Put Right") half of the remaining noncontrolling interest units beginning on April 30, 2028, and the remaining unpurchased noncontrolling interest units beginning on April 30, 2030 or, if the Put Right and Call Right have not, collectively, been exercised with respect to all noncontrolling interest units prior to the end of 2030, the period beginning on April 30th of each year after 2030. The purchase price for the noncontrolling interest units pursuant to the Call Right and Put Right is based on Hiya’s Adjusted EBITDA (as defined in the LLC Agreement) for the calendar year immediately prior to the year in which such right is exercised, multiplied by the Company Value Reference Amount (as defined in the LLC Agreement). The Call Right and Put Right are not mandatorily redeemable. The redemption of the noncontrolling interest is contingent upon the passage of time and within the control of the interest holders, therefore, the Company has classified the noncontrolling interest as redeemable within the mezzanine section on the consolidated balance sheets.
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

	Year Ended
	2025	2024
Beginning balance	$54,223	$—
Recognition of Hiya redeemable noncontrolling interest	—	54,193
Net earnings attributable to redeemable noncontrolling interest	717	30
Distributions to redeemable noncontrolling interest	(1,749)	—
Business combination measurement period adjustment	(23)	—
Ending balance	$53,168	$54,223
NOTE P—COST REALIGNMENT
During the quarter ended January 3, 2026, the Company initiated and executed a comprehensive process to align all costs throughout the business globally. This process supports business strategy while ensuring organizational costs are aligned with sales performance. As a result of this realignment and rightsizing process, the Company incurred a one-time charge of $6,463 during the quarter ended January 3, 2026 primarily related to employee severance.
As of January 3, 2026, the remaining liability related to the charge was $2,987 and is recorded as accrued compensation included in the "Other current liabilities" line item in the consolidated balance sheets.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

Description	Balance at beginning of period	Charged to costs and expenses	Deductions	Balance at end of period
January 3, 2026
Allowance for sales returns	$298	$7,490	$7,467	$321
Allowance for credit losses	221	3	87	137
Valuation allowance - deferred tax assets	156,105	22,565	—	178,670

December 28, 2024
Allowance for sales returns	$420	$5,185	$5,307	$298
Allowance for credit losses	421	—	200	221
Valuation allowance - deferred tax assets	137,252	18,853	—	156,105

December 30, 2023
Allowance for sales returns	$572	$5,552	$5,704	$420
Allowance for credit losses	363	112	54	421
Valuation allowance - deferred tax assets	118,136	19,116	—	137,252