Form 10-Q
period 2026-04-04
USANA HEALTH SCIENCES INC
filed 2026-05-12
CIK 896264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 4, 2026
or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 8, 2026, there were 18,463,011 outstanding shares of the registrant’s common stock, $0.001 par value.

Auditor Name: KPMG LLP	Auditor Location: Salt Lake City, Utah	Auditor Firm ID: 185

USANA HEALTH SCIENCES, INC.
FORM 10-Q
For the Quarterly Period Ended April 4, 2026

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
•The evolution of our consolidated business to an omni-channel health and wellness company and related dependence on our acquired direct-to-consumer businesses, Hiya Health Products, LLC ("Hiya") and Rise Bar Wellness, Inc. ("Rise"), to grow our business in channels outside of our Core Nutritional business including direct-to-consumer, retail, and online marketplaces;
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
•Hiya's growth strategy, including (i) their expansion into additional distribution channels and international markets, and (ii) ability to adapt to changes in the digital marketing environment to generate customer acquisition, including changes in social media advertising algorithms;
•Rise's growth strategy, including their dependence on product orders from certain key retailers and the risk that future orders do not materialize or meet our forecasts;
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
•Geopolitical tensions or conflicts, including impacts from the conflicts involving Russia and Ukraine; Israel and Palestine; and the United States, Israel and Iran; deterioration in foreign relations, as well as disputes or tensions among other countries around the world in general or among the United States, China and other countries;
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

•Our ability to incorporate and utilize artificial intelligence technology effectively and compliantly; and
•Other risks and uncertainties, including those listed in the section titled "Item 1A. Risk Factors" in our fiscal year 2025 Annual Report on Form 10-K.
Unless otherwise indicated or otherwise required by the context, the terms “we,” “our,” “it,” “its,” “Company,” and “USANA” refer to USANA Health Sciences, Inc. and its wholly owned subsidiaries, including Hiya and Rise.

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)
(unaudited)

	As of April 4, 2026	As of January 3, 2026
ASSETS
Current assets
Cash and cash equivalents	$162,751	$158,380
Trade accounts receivable (net of allowance of $141 and $137, respectively)	9,657	4,285
Inventories	96,358	102,608
Prepaid expenses and other current assets	25,467	23,132
Total current assets	294,233	288,405
Property and equipment, net	94,625	94,383
Goodwill	138,127	137,962
Intangible assets, net	128,901	133,151
Deferred tax assets	25,159	27,209
Other assets	57,921	61,805
Total assets	$738,966	$742,915

LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST, AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$16,230	$17,263
Line of credit	14,000	14,000
Other current liabilities	87,009	97,302
Total current liabilities	117,239	128,565
Deferred tax liabilities	5,057	4,892
Other long-term liabilities	21,884	23,186
Total liabilities	144,180	156,643

Redeemable noncontrolling interest	51,236	53,168

Stockholders' equity
Common stock, $0.001 par value; Authorized -- 50,000 shares, issued and outstanding 18,457 as of April 4, 2026 and 18,281 as of January 3, 2026	18	18
Additional paid-in capital	84,733	83,544
Retained earnings	473,235	465,720
Accumulated other comprehensive income (loss)	(14,436)	(16,178)
Total stockholders' equity attributable to USANA	543,550	533,104
Total liabilities, redeemable noncontrolling interest, and stockholders' equity	$738,966	$742,915
The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except per share data)
(unaudited)

	Three months ended
	April 4, 2026	March 29, 2025
Net sales	$250,218	$249,539
Cost of sales	59,436	52,445
Gross profit	190,782	197,094
Operating expenses:
Brand Partner incentives	88,654	89,985
Selling, general and administrative	88,254	91,438
Total operating expenses	176,908	181,423
Earnings from operations	13,874	15,671
Other income (expense):
Interest income	437	723
Interest expense	(240)	(411)
Other, net	1,394	756
Other income (expense), net	1,591	1,068
Earnings before income taxes	15,465	16,739
Income taxes	8,506	7,449
Net earnings	6,959	9,290
Net (loss) earnings attributable to redeemable noncontrolling interest	(556)	(112)
Net earnings attributable to USANA	$7,515	$9,402

Earnings per common share attributable to USANA
Basic	$0.41	$0.49
Diluted	$0.41	$0.49

Weighted average common shares outstanding
Basic	18,398	19,049
Diluted	18,411	19,085

Comprehensive income (loss):
Net earnings	$6,959	$9,290
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	1,878	125
Tax (expense) benefit related to foreign currency translation adjustment	(136)	(207)
Other comprehensive income (loss), net of tax	1,742	(82)
Comprehensive income (loss)	8,701	9,208
Comprehensive (loss) income attributable to redeemable noncontrolling interest	(556)	(112)
Comprehensive income (loss) attributable to USANA	$9,257	$9,320
The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)
For the three months ended March 29, 2025

	Common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total stockholders' equity attributable to USANA
	Shares	Value
Balance at December 28, 2024	19,064	$19	$75,816	$478,944	$(22,670)	$532,109
Net earnings attributable to USANA				9,402		9,402
Other comprehensive income (loss), net of tax					(82)	(82)
Equity-based compensation expense			2,880			2,880
Common stock repurchased and retired	(399)	—	(1,662)	(10,718)		(12,380)
Common stock issued under equity award plans	121	—				—
Tax withholding for net-share settled equity awards			(2,167)			(2,167)
Balance at March 29, 2025	18,786	$19	$74,867	$477,628	$(22,752)	$529,762

For the three months ended April 4, 2026

	Common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total stockholders' equity attributable to USANA
	Shares	Value
Balance at January 3, 2026	18,281	$18	$83,544	$465,720	$(16,178)	$533,104
Net earnings attributable to USANA				7,515		7,515
Other comprehensive income (loss), net of tax					1,742	1,742
Equity-based compensation expense			3,454			3,454
Common stock issued under equity award plans	176	—				—
Tax withholding for net-share settled equity awards			(2,265)			(2,265)
Balance at April 4, 2026	18,457	$18	$84,733	$473,235	$(14,436)	$543,550
The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three months ended
	April 4, 2026	March 29, 2025
Cash flows from operating activities
Net earnings	$6,959	$9,290
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities
Depreciation and amortization	8,277	8,339
Right-of-use asset reduction	1,512	1,906
Loss on sale of property and equipment	13	—
Equity-based compensation expense	3,454	2,880
Deferred income taxes	2,108	1,355
Inventory write-down	1,299	1,211
Changes in operating assets and liabilities:
Trade accounts receivable	(5,367)	1,004
Inventories	6,597	(4,921)
Prepaid expenses and other assets	(1,689)	(1,256)
Accounts payable	(1,459)	1,975
Other liabilities	(11,945)	(6,301)
Net cash provided by (used in) operating activities	9,759	15,482
Cash flows from investing activities
Payments for net investment hedge	—	(1,072)
Proceeds from sale of property and equipment	48	—
Purchases of property and equipment	(2,645)	(2,803)
Net cash provided by (used in) investing activities	(2,597)	(3,875)
Cash flows from financing activities
Repurchase of common stock	—	(12,300)
Borrowings on line of credit	4,000	—
Payments on line of credit	(4,000)	—
Payments related to tax withholding for net-share settled equity awards	(2,265)	(2,167)
Distributions to redeemable noncontrolling interest	(1,376)	—
Net cash provided by (used in) financing activities	(3,641)	(14,467)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	896	719
Net increase (decrease) in cash, cash equivalents, and restricted cash	4,417	(2,141)
Cash, cash equivalents, and restricted cash at beginning of period	161,240	184,508
Cash, cash equivalents, and restricted cash at end of period	$165,657	$182,367
Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheets
Cash and cash equivalents	$162,751	$179,613
Restricted cash included in other assets	2,906	2,754
Total cash, cash equivalents, and restricted cash	$165,657	$182,367

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$242	$52
Income taxes	9,111	7,767
Cash received during the period for:
Income tax refund	—	38
Non-cash investing and financing activities:
Right-of-use assets obtained in exchange for lease obligations	214	3,938
Accrued purchases of property and equipment	419	31
Accrued excise tax for repurchase of common stock	—	80
The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
(unaudited)

NOTE A – ORGANIZATION, CONSOLIDATION, AND BASIS OF PRESENTATION
USANA Health Sciences, Inc. and subsidiaries ("the Company") is a global nutritional, personal health and wellness company that develops and manufactures high quality, science-based nutritional and personal care products. For financial reporting purposes, the Company categorizes its operations into three reportable segments: Core Nutritional, Hiya, and Rise. Effective January 4, 2026, the Company reorganized its reportable segments to reflect changes in how its chief operating decision maker (CODM) evaluates the Company's business performance and allocates resources. All prior period segment information has been recast to conform to the current period presentation.
Core Nutritional is the Company's primary business with approximately 82% of consolidated net sales year to date 2026. It is grouped and presented in two geographic regions:
Asia Pacific
(1)Asia Pacific is organized into three sub-regions: Greater China, Southeast Asia Pacific, and North Asia. Markets included in each of these sub-regions are as follows:
(i)Greater China – Hong Kong, Taiwan, and China. The Company's business in China is conducted by BabyCare, the Company’s wholly owned subsidiary.
(ii)Southeast Asia Pacific – Australia, New Zealand, Singapore, Malaysia, the Philippines, Thailand, Indonesia and India.
(iii)North Asia – Japan and South Korea.
Americas and Europe
(2)Americas and Europe – United States, Canada, Mexico, Colombia, and Europe (the United Kingdom, France, Germany, Spain, Italy, Romania, Belgium, and the Netherlands).
In 2024, the Company entered into a merger agreement with Hiya Health Products, LLC ("Hiya"), a leading direct-to-consumer provider of high-quality children's health and wellness products, by which the Company acquired a 78.85% controlling ownership interest. Hiya operates and sells products in the United States, and during the first quarter of 2026 expanded into Canada and the United Kingdom. In 2022, the Company acquired Rise Bar Wellness, Inc. ("Rise") and has expanded Rise's product offering, distribution channel, and customer base over the last three years. Rise operates and sells products in the United States and Canada. Consequently, through the Company's Core Nutritional business, Hiya and Rise, we now operate and sell products through an omni-channel platform, which includes direct selling, direct-to-consumer, third-party marketplace (i.e. Amazon), and retail channels.
The condensed consolidated balance sheet as of January 3, 2026, derived from audited consolidated financial statements, and the unaudited interim condensed consolidated financial information of the Company have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X promulgated by the SEC. Accordingly, certain information and disclosures that are normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. In the opinion of the Company’s management, the accompanying unaudited interim condensed consolidated financial information contains all adjustments, consisting only of normal recurring adjustments, that are necessary to state fairly the Company’s financial position as of April 4, 2026, and results of operations and cash flows for the three months ended April 4, 2026 and March 29, 2025.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
(unaudited)
The interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto that are included in the Company’s Annual Report on Form 10-K for the year ended January 3, 2026. The results of operations for the three months ended April 4, 2026, are not necessarily indicative of the results that may be expected for the fiscal year ending January 2, 2027.

Certain reclassifications have been made to prior period amounts to conform to current period presentation. These reclassifications had no effect on the reported results of operations. These reclassifications relate to disaggregation of Trade accounts receivable, net, that were previously included within “Prepaid expenses and other current assets” and "Prepaid expenses and other assets” line items of the condensed consolidated balance sheets and the condensed consolidated statements of cash flows, respectively.
Fiscal Year
The Core Nutritional and Rise segments operate on a 52/53-week year, ending on the Saturday closest to December 31. The Hiya segment currently operates on a calendar year end basis ending on December 31.
Recent Accounting Pronouncements
Issued Accounting Pronouncements Not Yet Adopted
In November 2024, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-04): Expense Disaggregation Disclosures. The standard is intended to provide investors with more decision-useful information about a public business entity's expenses by improving disclosures on income statement expenses through disclosure of disaggregated information about specific natural expense categories underlying certain relevant income statement expense line items that include one or more of five natural expense categories. ASU 2024-03 is effective for annual periods beginning after December 15, 2026 and interim periods beginning after December 15, 2027. The guidance will be applied on a prospective basis with the option to apply the standard retrospectively. Early adoption is permitted. The Company is currently evaluating the impact that adoption of the standard will have on its consolidated financial statements.
In September 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. The standard is intended to modernize old internal-use software guidance written in 1998 to adapt to the agile (i.e. iterative and flexible) basis predominantly used to develop software today. ASU 2025-06 is effective for annual and interim reporting periods beginning after December 15, 2027. Early adoption is permitted as of the beginning of an annual reporting period. The guidance requires adoption on either a prospective, retrospective, or modified prospective basis. The Company is currently evaluating the impact that adoption of the standard will have on its consolidated financial statements.
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
As of April 4, 2026 and January 3, 2026, the following financial assets and liabilities were measured at fair value on a recurring basis using the type of inputs shown:

	April 4, 2026	Fair value measurements using
		Inputs
		Level 1	Level 2	Level 3
Money market funds included in cash equivalents	$98,054	$98,054	$—	$—
Net investment hedge included in other current liabilities	(344)	—	(344)	—
Deferred compensation liabilities included in other long-term liabilities	(5,677)	—	(5,677)	—

	January 3, 2026	Fair value measurements using
		Inputs
		Level 1	Level 2	Level 3
Money market funds included in cash equivalents	$87,851	$87,851	$—	$—
Foreign currency contracts included in other current liabilities	(26)	—	(26)	—
Deferred compensation liabilities included in other long-term liabilities	(6,024)	—	(6,024)	—
There were no transfers of financial assets or liabilities between levels of the fair value hierarchy for the periods indicated.
The majority of the Company’s non-financial assets, which include long-lived assets, are not required to be carried at fair value on a recurring basis. However, if an impairment charge is required, a non-financial asset would be written down to fair value. As of April 4, 2026, none of the Company's non-financial assets were measured at fair value. As of January 3, 2026, the fair value of the Buy-Sell reporting unit was estimated using an income approach and a market approach (level 3 measurement), which resulted in an impairment of goodwill in the reporting unit.
As of April 4, 2026 and January 3, 2026, the Company’s financial instruments include cash equivalents, restricted cash, accounts receivable, and line of credit. The recorded values of cash equivalents, restricted cash, and accounts receivable approximate their fair values based on their short-term nature.
NOTE C – INVENTORIES
Inventories consist of the following:

	April 4, 2026	January 3, 2026
Raw materials	$34,013	$31,732
Work in progress	5,214	5,003
Finished goods	57,131	65,873
Inventories	$96,358	$102,608
Noncurrent inventories	$3,029	$4,799
As of April 4, 2026, noncurrent inventories consisted of $2,312 of raw materials and $717 of finished goods inventory. As of January 3, 2026, noncurrent inventories consisted of $3,928 of raw materials and $871 of finished goods inventory. Noncurrent inventories are included in the “Other assets” line item on the Company’s condensed consolidated

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
(unaudited)
balance sheets. Noncurrent inventory is anticipated to be consumed beyond the Company's normal operating cycle, but prior to obsolescence.
NOTE D – INVESTMENT IN EQUITY SECURITIES
As of April 4, 2026 and January 3, 2026, the carrying amount of equity securities without readily determinable fair values was $20,000 and is included in the “Other assets” line item on the Company’s condensed consolidated balance sheets. The investment was made with the objective of generating long-term total return through capital appreciation, and, where applicable, dividend income.
During the three months ended April 4, 2026 and March 29, 2025, no observable price changes occurred and no adjustment to the carrying value of the securities was recorded. Additionally, no impairment of securities was recorded for the three months ended April 4, 2026, and March 29, 2025.
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
The following table presents other revenue, included in Net sales in the condensed consolidated statements of comprehensive income, for the periods indicated:

	Three months ended
	April 4, 2026	March 29, 2025
Other revenue	$482	$498

Hiya's revenue is generated primarily from e-commerce/direct to consumer sales, with expansion into retail in the first quarter of 2026. Revenue from online product sales is recognized at the point in time when control of the promised good is transferred to the third-party shipping carrier. The Company receives payments, primarily via credit card and PayPal, for the sale of products at the time customers place orders and subsequent subscription orders, and payment is required prior to shipment. There are no extended payment terms offered to consumers. To encourage customers to purchase its products, the Company provides incentive offers on initial orders. These offers, when accepted by customers, are treated as a reduction to the transaction price.
Rise's revenue is generated primarily from sales to large national retailers and club retailers, with revenue recognized at the point in time when control of the promised good is transferred to the third-party shipping carrier. The transaction price may include variable consideration arising from trade promotional programs, discounts, spoilage, and other retailer deductions. The Company estimates variable consideration using the expected value method based on historical experience, contractual terms, and current market conditions. Variable consideration is recognized as a reduction of net revenue in the period the related sales are recorded.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
(unaudited)
As of April 4, 2026, two of the Company's customers each accounted for more than 10% of trade accounts receivable, representing approximately 46% and 47% of total trade accounts receivable, respectively. As of January 3, 2026, no customer accounted for 10% or more of trade accounts receivable.
Contract liabilities, which are recorded within the “Other current liabilities” line item in the Company's condensed consolidated balance sheets, primarily relate to deferred revenue for product sales for customer payments received in advance of shipment, for outstanding material rights under the initial order program, and for services where control is transferred over time as services are delivered. The Company does not recognize assets associated with costs to obtain or fulfill a contract with a customer.
Disaggregation of revenue by geographic region and major product line is included in Note J – Segment Information.
The following table provides information about contract liabilities from contracts with customers, including significant changes in the contract liabilities balances during the period:

	April 4, 2026	January 3, 2026
Contract liabilities, included in other current liabilities, at beginning of period	$10,640	$12,050
Increase due to deferral of revenue at end of period	8,202	10,640
Decrease due to beginning contract liabilities recognized as revenue	(8,523)	(12,050)
Contract liabilities, included in other current liabilities, at end of period	$10,319	$10,640
NOTE F – LINE OF CREDIT
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
There was $14,000 of outstanding debt balance on the Credit Facility as of April 4, 2026 and January 3, 2026. The obligations of the Company under the Credit Agreement are secured by the pledge of capital stock of subsidiaries of the Company, pursuant to a Security and Pledge Agreement.
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
The Company maintains local lines of credit across different markets to secure sufficient working capital. As of April 4, 2026 and January 3, 2026, there was no balance on the local lines of credit.

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
NOTE H – DERIVATIVE FINANCIAL INSTRUMENTS
The Company’s risk management strategy includes the select use of derivative instruments to reduce the effects of volatility in foreign currency exchange exposure on operating results and cash flows. In accordance with the Company’s risk management policies, the Company does not hold or issue derivative instruments for trading or speculative purposes. The Company recognizes all derivative instruments as either assets or liabilities in the condensed consolidated balance sheets at their respective fair values. When the Company becomes a party to a derivative instrument and intends to apply hedge accounting, the Company formally documents the hedge relationship and the risk management objective for undertaking the hedge, the nature of risk being hedged, and the hedged transaction, which includes designating the instrument for financial reporting purposes as a fair value hedge, a cash flow hedge, or a net investment hedge. The Company also documents how the hedging instrument’s effectiveness in offsetting the hedged risk will be assessed prospectively and retrospectively, and a description of the method used to measure ineffectiveness.
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
During the three months ended April 4, 2026, the Company entered into a forward foreign currency contract designated as a net investment hedge with a notional amount of $61,766. During the three months ended March 29, 2025, the Company entered into a European option designated as a net investment hedge with a notional amount of $70,062.
For the three months ended April 4, 2026 and March 29, 2025, the Company had unrealized losses of $344 and $853, respectively, related to its net investment hedges. These amounts were recorded in FCTA within AOCI. The Company assessed hedge effectiveness using the forward rate method and determined that the hedging instruments were highly effective.
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

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
(unaudited)
The following is a reconciliation of the numerator and denominator used to calculate basic EPS and diluted EPS for the periods indicated:

	Three months ended
	April 4, 2026	March 29, 2025
Net (loss) earnings attributable to USANA	$7,515	$9,402

Weighted average common shares outstanding - basic	18,398	19,049
Dilutive effect of in-the-money equity awards	13	36
Weighted average common shares outstanding - diluted	18,411	19,085
(Loss) earnings per common share from net (loss) earnings attributable to USANA:
Basic	$0.41	$0.49
Diluted	$0.41	$0.49

Equity awards excluded as the impact was anti-dilutive	998	465
Under the Company's share repurchase plan, there were no share repurchases during the three months ended April 4, 2026. During the three months ended March 29, 2025, the Company repurchased and retired 399 shares for $12,380, inclusive of accrued excise tax of $80.
The excess of the repurchase price over par value is allocated between additional paid-in capital and retained earnings on a pro-rata basis. The purchase of shares under this plan reduces the number of shares outstanding in the above calculations.
As of April 4, 2026, the remaining authorized repurchase amount under the stock repurchase plan was $33,965, inclusive of accrued excise tax. There is no expiration date on the remaining approved repurchase amount and no requirement for future share repurchases.
NOTE J – SEGMENT INFORMATION
The Company primarily operates as a global nutrition, personal health and wellness company that develops and manufactures high quality, science-based nutritional, and personal care products. As of the Company's 2025 fiscal year ended January 3, 2026, the Company had two reportable segments: Core Nutritional and Hiya. Additionally, the Company had operating segments that were not material and included as a component of an other category. Effective January 4, 2026, the Company reorganized its reportable segments to three - Core Nutritional, Hiya, and Rise, reflecting the changes in how its chief operating decision maker ("CODM") evaluates the Company's business performance and allocates resources. Additionally, operations of Oola Global, LLC, which was previously included in the other category, were merged into the Core Nutritional segment. All prior period segment information has been recast to conform to the current period presentation.
Management identifies segments based upon the Company's organizational and management reporting structure. The Core Nutritional reportable segment develops and manufactures high quality, science-based nutritional, personal care and skincare products with a primary focus on promoting long-term health and wellness in various geographic markets worldwide that are distributed through the Core Nutritional channel. The Hiya reportable segment is a leading provider of high-quality children’s health and wellness products in the U.S. that are distributed primarily through the direct-to-consumer channel, with recent expansion into retail sales. The Rise reportable segment manufactures and sells high-quality protein bars, powdered protein drinks, and ready-to-drink ("RTD") liquid protein drinks that are formulated to help customers achieve their health goals through clean and simple ingredients. Their products are distributed primarily through sales to large national retailers and club retailers, as well as through the direct-to-consumer channel.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
(unaudited)
The operating segments primarily reflect the Company's sales channels and represent the way the CODM evaluates the Company's business performance and allocates resources. The CODM is the Company's Chief Executive Officer. The CODM evaluates the performance of each segment based on segment earnings from operations in order to determine how to allocate the Company's resources across its operating segments, including allocating capital and personnel. Transactions between reportable segments are accounted for at cost plus a negotiated mark-up. Intersegment revenues and expenses are eliminated in consolidation and are not included in the Company's consolidated results. The negotiated mark-up is intended to approximate the return that would be expected in an arm's-length transaction and is reviewed periodically by management to ensure it remains commercially reasonable. The CODM does not evaluate operating segments using asset information, accordingly, the Company does not report asset information by segment.
In accordance with FASB Accounting Standards Codification ("ASC") 280, Segment Reporting, the Company has recast prior‑period segment information to conform to the current‑year presentation. The recast affects the presentation of segment financial information for the periods shown below, but there was no impact on the Company’s condensed consolidated financial statements.
Summarized financial information for the Company’s reportable segments is shown in the following tables, including significant segment expenses that are regularly reviewed by the CODM.

	Three months ended April 4, 2026
	Core Nutritional	Hiya	Rise	Total
Net sales (1)	$204,399	$32,150	$13,669	$250,218
Less:
Cost of sales	36,749	9,983	12,704	59,436
Brand Partner incentives	88,654	—	—	88,654
Selling, general and administrative (2)	60,747	24,771	2,736	88,254
Segment earnings (loss) from operations	$18,249	$(2,604)	$(1,771)	$13,874

Reconciliation of segment earnings from operations
Interest income				437
Interest expense				(240)
Other, net				1,394
Earnings before income taxes				$15,465
______________________________
(1)The Core Nutritional segment excludes $928 and $13,026 of intersegment net sales for Hiya and Rise, respectively.
(2)Includes amortization of acquired intangible assets of $4,455 and $211 for the Hiya and Rise segments, respectively.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
(unaudited)

	Three months ended March 29, 2025
	Core Nutritional	Hiya	Rise	Total
Net sales (1)	$210,824	$37,089	$1,626	$249,539
Less:
Cost of sales	37,279	14,107	1,059	52,445
Brand Partner incentives	89,985	—	—	89,985
Selling, general and administrative (2)	66,637	23,513	1,288	91,438
Segment earnings (loss) from operations	$16,923	$(531)	$(721)	$15,671

Reconciliation of segment earnings from operations
Interest income				723
Interest expense				(411)
Other, net				756
Earnings before income taxes				$16,739
______________________________
(1)The Core Nutritional segment excludes $764 of intersegment net sales to Rise.
(2)Includes amortization of acquired intangible assets of $95, $4,455, and $211, for the Core Nutritional, Hiya, and Rise segments, respectively.

	Three months ended
	April 4, 2026	March 29, 2025
Depreciation and amortization:
Core Nutritional	$3,598	$3,645
Hiya	4,468	4,483
Rise	211	211
Consolidated total	$8,277	$8,339
No single Brand Partner or customer accounted for 10% or more of net sales for the periods presented. The table below summarizes the approximate percentage of total product revenue for the Company's Core Nutritional, Hiya, and Rise reportable segments, that has been contributed by the Company’s Core Nutritional, foods, and personal care and skincare products for the periods indicated.

	Three months ended
	April 4, 2026	March 29, 2025
Core Nutritional:
USANA® Nutritionals	71%	75%
USANA Foods(1)	6%	5%
Personal care and skincare	5%	5%
Hiya	13%	14%
Rise	5%	1%
______________________________
(1)Includes the Company’s Active Nutrition line.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
(unaudited)
Selected Financial Information
Financial information, presented by geographic region is listed below:

	Three months ended
	April 4, 2026	March 29, 2025
Net sales to external customers:
Asia Pacific
Greater China	$123,334	$118,746
Southeast Asia Pacific	30,663	35,720
North Asia	15,352	18,941
Asia Pacific total	169,349	173,407
Americas and Europe (1)	80,869	76,132
Consolidated total	$250,218	$249,539
______________________________
(1)Includes results of the Hiya and Rise segments.
The following table provides further information on markets representing ten percent or more of consolidated net sales and long-lived assets (excluding intangible assets), respectively:

	Three months ended
	April 4, 2026	March 29, 2025
Net sales:
China	$112,510	$107,690
United States (1)	63,531	57,923
______________________________
(1)Includes results of the Hiya and Rise segments.

	As of
	April 4, 2026	January 3, 2026
Long-lived assets:
United States (1)	$77,497	$77,137
China	29,344	29,556
______________________________
(1)Includes balances of the Hiya and Rise segments.
NOTE K – REDEEMABLE NONCONTROLLING INTEREST
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

Three months ended April 4, 2026
Beginning balance	$53,168
Net (loss) earnings attributable to redeemable noncontrolling interest	(556)
Distributions to redeemable noncontrolling interest	(1,376)
Ending balance	$51,236

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
The MD&A is presented in six sections as follows:
•Overview
•Products
•Customers
•Non-GAAP Financial Measures
•Results of Operations
•Liquidity and Capital Resources
This discussion and analysis from management's perspective should be read in conjunction with the Unaudited condensed consolidated financial statements and Notes thereto that are contained in this quarterly report, as well as Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended January 3, 2026 (“2025 Form 10-K”), filed with the SEC on March 16, 2026, and our other filings, including the Current Reports on Form 8-K, that have been filed with the SEC through the date of this report. Forward-looking statements in Part I, Item 2 may involve risks and uncertainties that could cause results to differ materially from those projected (refer to the section entitled “Cautionary Note Regarding Forward-Looking Statements and Certain Risks” on page 1 and the risk factors provided in Part II, Item 1A for discussion of these risks and uncertainties).
Overview
We develop and manufacture high quality nutritional supplements, functional foods and personal care products that are sold throughout the world. Historically, we have distributed our products through the direct selling channel, because we believe it is conducive to our vision of improving the overall health and nutrition of individuals and families around the world. On December 23, 2024, we acquired a 78.85% controlling ownership interest in Hiya, a leading provider of high-quality children's health and wellness products. We believe that the addition of Hiya to our business promotes our vision and adds a diversified layer of growth in the direct-to-consumer channel. In 2022, we acquired Rise and have expanded Rise's product offering, distribution channel, and customer base over the last three years. Consequently, through our Core Nutritional business, Hiya, and Rise, we now operate and sell products through an omni-channel platform, which includes direct selling, direct-to-consumer, third-party marketplace and retail channels and organize our business into three reportable segments: Core Nutritional, Hiya, and Rise.
Core Nutritional: Core Nutritional is our primary business with approximately 82% of consolidated net sales during the three months ended April 4, 2026. Our Core Nutritional customer base is primarily comprised of two types of customers: “Brand Partners” and “Preferred Customers,” referred to together as “active Customers.” Our Brand Partners also sell our products to retail customers. Brand Partners share in our company vision by acting as independent distributors of our products in addition to purchasing our products for their personal use. In 2023, we launched our Affiliate program in the United States, Canada, and Mexico, which offers another sales and compensation opportunity to individuals who are interested in selling USANA products. Affiliates are discussed and reported in the report as part of our Brand Partners. Preferred Customers purchase our products strictly for personal use and are not permitted to resell or to distribute the products. We only count as active Customers those Brand Partners and Preferred Customers who have purchased from us at any time during the most recent three-month period. As of April 4, 2026, we had approximately 404,000 active Customers worldwide in the Core Nutritional segment.
We have Core Nutritional operations in multiple markets, with sales and expenses being generated and incurred in multiple currencies. Our reported U.S. dollar sales and earnings can be significantly affected by fluctuations in currency exchange rates. In general, our operating results are affected positively by a weakening of the U.S. dollar and negatively by a strengthening of the U.S. dollar. During the three months ended April 4, 2026, net sales outside of the United States represented 91.3% of Core Nutritional net sales. In our net sales discussions that follow, we approximate the impact of currency fluctuations on net sales by translating current year sales at the average exchange rates in effect during the comparable periods of the prior year.

Hiya: Hiya operates and sells products to customers in the United States, Canada, and the United Kingdom. Hiya's customers purchase Hiya products for personal use primarily through a subscription model, which is intended to provide a steady, predictable income stream for Hiya. The ongoing nature of subscriptions fosters stronger relationships with customers by making it easier for them to receive products regularly, which we believe leads to retention and loyalty. Hiya's subscription model also provides important data on customer preferences and behaviors, which enables personalized offerings, efficient marketing and data-driven innovation insights. We evaluate Hiya's customer counts and behavior through their monthly subscribers and only count as "active Monthly Subscribers" those Hiya customers who have purchased from Hiya at any time during the most recent month. Hiya expanded distribution into retail during the first quarter of 2026.
Rise: Rise manufactures and sells high-quality protein bars, powdered drinks, and clear protein drinks that are formulated to help customers achieve their health goals through clean and simple ingredients. Rise's revenue is generated primarily from sales to large national retailers and club retailers.
The following tables summarize operating results as a percentage of net sales for the current and prior-year periods, as indicated:

	Three months ended
	April 4, 2026				March 29, 2025
	Core Nutritional	Hiya	Rise	Consolidated	Core Nutritional	Hiya	Rise	Consolidated
Net sales	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of sales	18.0%	31.1%	92.9%	23.8%	17.7%	38.0%	65.1%	21.0%
Gross profit	82.0%	68.9%	7.1%	76.2%	82.3%	62.0%	34.9%	79.0%
Operating expenses:
Brand Partner incentives	43.4%	—%	—%	35.4%	42.7%	—%	—%	36.1%
Selling, general and administrative	29.7%	77.0%	20.0%	35.3%	31.6%	63.4%	79.2%	36.6%
Total operating expenses	73.1%	77.0%	20.0%	70.7%	74.3%	63.4%	79.2%	72.7%
Earnings (loss) from operations	8.9%	(8.1%)	(12.9%)	5.5%	8.0%	(1.4%)	(44.3%)	6.3%

Amortization of acquired intangible assets	—%	13.9%	1.5%	1.9%	—%	12.0%	13.0%	1.9%
For more information relating to our reportable segments, see Note J to our condensed consolidated financial statements.

Products
The following table summarizes the approximate percentage of total product revenue for the Core Nutritional segment that has been contributed by major product lines and our top-selling products for the current and prior-year periods, as indicated:

	Three months ended
	April 4, 2026	March 29, 2025
Product line
USANA® Nutritionals
Optimizers	72%	72%
Essentials/CellSentials(1)	14%	16%
USANA Foods(2)	7%	6%
Personal care and Skincare	6%	5%
All other	1%	1%
Key product
USANA® Essentials/CellSentials	8%	9%
Proflavanol®	7%	9%
Probiotic	6%	7%
______________________________
(1)Represents a product line consisting of multiple products, as opposed to the actual USANA® Essentials / CellSentials product.
(2)Includes our Active Nutrition line.
The following table summarizes the approximate percentage of total product revenue for our Hiya segment that has been contributed by major product lines for the current and prior-year periods, as indicated:

	Three months ended
Product line	April 4, 2026	March 29, 2025
Kids Daily Multivitamin	55%	52%
Kids Daily Probiotic	14%	14%
Kids Daily Greens and Superfoods	12%	17%
Kids Bedtime Essentials	11%	10%
Kids Daily Iron	4%	4%
Kids Daily Hydration	2%	—%
Kids Daily Immune	1%	3%
Kids Daily Fiber+	1%	—%
The following table summarizes the approximate percentage of total product revenue for our Rise segment that has been contributed by major product lines for the current and prior-year periods, as indicated:

	Three months ended
Product line	April 4, 2026	March 29, 2025
Protein Pop (1)	75%	—%
Bars	24%	89%
Powders	1%	11%
______________________________
(1)Protein Pop was launched in the third quarter of 2025.

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
Sales to Brand Partners accounted for approximately 50% of Core Nutritional segment sales during the three months ended April 4, 2026, with the remainder of our sales generated from Preferred Customers. As of April 4, 2026, Brand Partners and Preferred Customers represented approximately 41% and 59%, respectively, of the total active Customer base for the quarter in the Core Nutritional segment. The table below summarizes the changes in our active Customer base for the Core Nutritional segment by geographic region, rounded to the nearest thousand as of the dates indicated:

	Total active customers by region				Change from prior year	Percent change
	As of April 4, 2026		As of March 29, 2025
Asia Pacific:
Greater China	235,000	58.2%	254,000	55.3%	(19,000)	(7.5%)
Southeast Asia Pacific	59,000	14.6%	75,000	16.4%	(16,000)	(21.3%)
North Asia	32,000	7.9%	45,000	9.8%	(13,000)	(28.9%)
Asia Pacific total	326,000	80.7%	374,000	81.5%	(48,000)	(12.8%)
Americas and Europe	78,000	19.3%	85,000	18.5%	(7,000)	(8.2%)
	404,000	100.0%	459,000	100.0%	(55,000)	(12.0%)
Hiya
Hiya's active Monthly Subscribers are comprised of two types: first-time customers and recurring customers. First-time customers are viewed as an investment as the customer is provided a discount, and shipping costs are higher due to the inclusion of a refillable glass bottle. Additionally, as a direct-to-consumer company, customer acquisition is heavily influenced by the level of marketing spend. Recurring customers are not provided the same discount, and shipping costs are lower on refill orders. Both gross margins as well as operating margins improve with recurring customer orders, therefore, profitability margins are affected by sales mix between these two types of customers. As of April 4, 2026 and March 29, 2025, Hiya had approximately 186,000 and 224,000 active Monthly Subscribers, respectively.
Rise
Rise sells its products primarily to large national retailers and club retailers throughout the United States. Rise does not operate under long-term supply agreements with any of its retail customers. Instead, sales are generally made pursuant to purchase orders. As a result, our revenue in any given period is dependent on ordering patterns and inventory management decisions made by our retail customers, which can be difficult to predict and may vary significantly from period to period. Rise offers trade promotions, discounts, spoilage, and other retailer deductions, which are recorded as reductions to gross revenue.

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
Results of Operations
Summary of Financial Results
Net sales for the first quarter of 2026 increased 0.3% to $250.2 million, an increase of $0.7 million, compared with the prior-year quarter. The modest increase in sales is the result of incremental net sales of $12.0 million for Rise, partially offset by a decline in both the Core Nutritional and Hiya segments of $6.4 million and $4.9 million, respectively. Additionally, favorable changes in currency exchange rates positively impacted net sales by an estimated $8.1 million in the current-year quarter.
Net earnings attributable to USANA for the first quarter of 2026 were $7.5 million, a decrease of 20.1% compared with $9.4 million during the prior-year quarter. The change is primarily attributable to a lower operating margin and a higher effective tax rate in the current-year quarter.

Three months ended April 4, 2026 and March 29, 2025
Net Sales
The following table summarizes the changes in net sales by segment for the fiscal quarters ended as of the dates indicated:

	Net sales by region (in thousands)				Change from prior year	Percent change	Currency impact on sales	Percent change excluding currency impact
	Three months ended
	April 04, 2026		March 29, 2025
Core Nutritional:
Asia Pacific
Greater China	$123,334	49.3%	$118,746	47.6%	$4,588	3.9%	$4,986	(0.3%)
Southeast Asia Pacific	30,663	12.3%	35,720	14.3%	(5,057)	(14.2%)	1,942	(19.6%)
North Asia	15,352	6.1%	18,941	7.6%	(3,589)	(18.9%)	(160)	(18.1%)
Asia Pacific total	169,349	67.7%	173,407	69.5%	(4,058)	(2.3%)	6,768	(6.2%)
Americas and Europe	35,050	14.0%	37,417	15.0%	(2,367)	(6.3%)	1,323	(9.9%)
Core Nutritional total	204,399	81.7%	210,824	84.5%	(6,425)	(3.0%)	8,091	(6.9%)
Hiya	32,150	12.8%	37,089	14.9%	(4,939)	(13.3%)	—	(13.3%)
Rise	13,669	5.5%	1,626	0.6%	12,043	740.7%	—	740.7%
Consolidated total	$250,218	100.0%	$249,539	100.0%	$679	0.3%	$8,091	(3.0%)
Core Nutritional Net Sales
Net sales in the Core Nutritional segment for the three-month period ended April 4, 2026 were $204.4 million, down 3.0% when compared to the corresponding period of 2025. On a constant currency basis, net sales in the Core Nutritional segment declined 6.9%. The decrease in Core Nutritional net sales was mainly due to a 12.0% decrease in active Customers, partially offset by a 5.6% increase in average spend per active Customer.
Asia Pacific: Net sales declined 2.3%, or 6.2% on a constant currency basis, in this region during the current-year quarter. Active Customers in this region declined 12.8% year-over-year, partially offset by an increase in average spend per active Customer. The net sales decline reflects a challenging economic and operating environment.
The following table summarizes changes in local currency net sales, active Customer counts, and average spend per active Customer for the markets primarily contributing to the decline in net sales within the Asia Pacific region:

Market	Local currency net sales	Active Customers	Average spend per active Customer
South Korea	(18.5%)	(29.5%)	15.9%
Malaysia	(24.1%)	(36.0%)	18.6%
The Philippines	(23.5%)	(26.3%)	3.8%
Singapore	(25.9%)	(22.2%)	(4.7%)
China	(0.4%)	(7.6%)	7.8%

Americas and Europe: Net sales declined 6.3%, or 9.9% on a constant currency basis, in this region during the current-year quarter. Active Customers in this region declined 8.2% year-over-year and average spend per active Customer decreased 1.1% year-over-year. Year-over-year results in this region reflect a continued challenging environment to attract new customers.
The following table summarizes changes in local currency net sales, active Customer counts, and average spend per active Customer for the markets primarily contributing to the decline in net sales within the Americas and Europe region:

Market	Local currency net sales	Active Customers	Average spend per active Customer
United States	(6.0%)	(2.9%)	(3.2%)
Canada	(9.7%)	(6.9%)	(2.9%)
Mexico	(10.9%)	(7.1%)	(4.1%)
Hiya Net Sales
Net sales in the Hiya segment for the three-month period ended April 4, 2026 were $32.2 million, down 13.3% when compared to the corresponding period of 2025. The decrease was primarily the result of a lower customer base and a decrease in customer acquisitions.
Rise Net Sales
Net sales in the Rise segment for the three-month period ended April 4, 2026 were $13.7 million, up 740.7% when compared to the corresponding period of 2025. The increase was primarily the result of the launch of Protein Pop in large national retailers and club retailers.
Gross Profit
Consolidated gross profit decreased 280 basis points to 76.2% of net sales, down from 79.0% in the prior-year quarter. The decrease in gross profit is largely attributed to an approximate 370 basis point unfavorable impact on consolidated results from incremental net sales for Rise, which carry lower gross margins relative to the Core Nutritional segment. Gross margins were also down for the Core Nutritional segment by 100 basis points due to production inefficiencies driven by lower production levels, as well as an increase in material costs. The overall decrease was partially offset by a positive contribution to the consolidated gross margin of 190 basis points from our Hiya segment, resulting primarily from a favorable shift in sales mix, and higher costs in the prior-year quarter related to the recognition of a step-up in basis of acquired inventory.
Brand Partner Incentives
Brand Partner incentives expense is incurred only in the Core Nutritional segment. Brand Partner incentives on a consolidated basis decreased 70 basis points to 35.4% of consolidated net sales, down from 36.1% in the prior-year quarter. This decrease can be attributed to the increase in net sales within our Rise segment where no Brand Partner incentives are incurred. For our Core Nutritional segment, Brand Partner incentives increased 70 basis points to 43.4% of segment net sales, up from 42.7% in the prior-year quarter. The relative increase was primarily driven by an unfavorable shift in market mix to a higher payout, an increase in incentive promotions, partially offset by lower accruals for incentive trips and events, and benefits from price increases.
Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased $3.2 million in absolute terms during the current-year quarter, or 130 basis points relative to net sales. The overall decrease reflects an approximate 165 basis point favorable impact on consolidated results from the Core Nutritional segment attributed to cost realignment strategies implemented in the fourth quarter of fiscal year 2025, which were primarily related to employee costs and facility lease expense. Rise impacted consolidated selling, general and administrative favorably by 115 basis points as a result of leverage gained on higher net sales. However, Hiya negatively impacted consolidated selling, general and administrative expenses by 150 basis points due to higher spending on lower sales.

Income Taxes
The year-to-date effective tax rate increased to 55.0% from the 44.5% reported in the comparable period of fiscal 2025. The higher effective tax rate is due to lower consolidated earnings projections and an unfavorable change in mix of taxable income by market. Earnings before income taxes for the current-year quarter totaled $15.5 million with income tax expense of $8.5 million, or 55% of pretax income.
Diluted Earnings per Share Attributable to USANA
Diluted earnings per share attributable to USANA decreased to $0.41 as compared to $0.49 reported in the prior-year quarter primarily as a result of the substantially higher income tax provision as well as lower earnings from operations in the current-year quarter.
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
Cash and Cash Equivalents
Cash and cash equivalents increased to $162.8 million as of April 4, 2026, from $158.4 million as of January 3, 2026. Cash flow provided by operating activities was $9.8 million, offset by cash used in financing activities of $3.6 million, and cash used in investing activities of $2.6 million. Additionally, favorable changes in currency exchange rates have impacted cash and cash equivalents, and restricted cash by $0.9 million.
The table below presents concentrations of cash and cash equivalents by market for the periods indicated:

	Cash and cash equivalents (in millions)
	As of April 4, 2026	As of January 3, 2026
United States	$16.1	$28.6
China	111.0	89.3
All other markets	35.7	40.5
Total cash and cash equivalents	$162.8	$158.4
Cash Flows Provided by Operations
As discussed above, our principal source of liquidity comes from our net cash flow from operations.
Net cash flow provided by operating activities was $9.8 million for the first three months of 2026. Net earnings combined with adjustments of non-cash items and a decrease in inventory purchases contributed positively to our net cash flow provided by operating activities, partially offset by an increase in trade accounts receivable, reflecting higher sales to retail customers in the Rise segment, as well as cash used to pay the 2025 annual employee bonus and accrued Brand Partner incentives.
Net cash flow provided by operating activities was $15.5 million for the first three months of 2025. Net earnings combined with adjustments of non-cash items contributed positively to our net cash flow provided by operating activities, partially offset by cash used to pay the 2024 annual employee bonus and accrued Brand Partner incentives and the purchase of inventories.
Line of Credit
Information with respect to our line of credit may be found in Note F to the condensed consolidated financial statements included in Item 1 of Part I of this report.
Share Repurchases
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
Critical Accounting Policies
There were no changes during the quarter to our critical accounting policies as disclosed in our 2025 Form 10-K. Our significant accounting policies are disclosed in Note A to our Consolidated Financial Statements filed with our 2025 Form 10-K.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We have no material changes to the disclosures on this matter made in our 2025 Form 10-K. For a discussion of our exposure to market risk, refer to our market risk disclosures set forth in the section entitled “Quantitative and Qualitative Disclosures About Market Risk” in the 2025 Form 10-K.
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
As of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective to provide reasonable assurance as of April 4, 2026.

Changes in Internal Control Over Financial Reporting
During the quarter, the Company integrated Rise into its enterprise resource planning system. As a result, the Company implemented changes to business processes and related internal controls over financial reporting related to Rise. We believe we maintained appropriate internal control over financial reporting during the integration. These changes have been and will continue to be subject to our evaluation of the design and operating effectiveness of our internal control over financial reporting. Other than the changes related to Rise, there were no changes in our internal control over financial reporting during the fiscal quarter ended April 4, 2026, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. RISK FACTORS
Our business, results of operations, and financial condition are subject to various risks. Our material risk factors are disclosed in Part I, Item 1A of our 2025 Form 10-K. The risk factors identified in our 2025 Form 10-K have not changed in any material respect.
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Our share repurchase plan has been ongoing since the fourth quarter of 2000, with the Board of Directors periodically approving additional dollar amounts for share repurchases under the plan. At April 4, 2026, the authorized amount available for repurchases under the plan was $34.0 million.
Repurchases are made from time to time at management’s discretion in accordance with applicable federal securities laws. Repurchases may occur through open market purchases, pursuant to a Rule 10b5-1 trading plan, or in other transactions as permitted by the rules of the SEC. There is no requirement for future share repurchases, and there is no expiration date of the repurchase plan.
During the three months ended April 4, 2026, we did not make any purchases of our common stock under our share repurchase plan.
Item 5. OTHER INFORMATION
During the three months ended April 4, 2026, none of our directors or officers informed us of the adoption, modification or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

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

Date: May 12, 2026	USANA HEALTH SCIENCES, INC.

/s/ G. Douglas Hekking
G. Douglas Hekking
Chief Financial Officer (Principal Financial Officer)