Form 10-Q
period 2026-07-04
USANA HEALTH SCIENCES INC
filed 2026-08-13
CIK 896264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 4, 2026
or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 11, 2026, there were 18,476,534 outstanding shares of the registrant’s common stock, $0.001 par value.

Auditor Name: KPMG LLP	Auditor Location: Salt Lake City, Utah	Auditor Firm ID: 185

USANA HEALTH SCIENCES, INC.
FORM 10-Q
For the Quarterly Period Ended July 4, 2026

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
Although we believe that the expectations reflected in our forward-looking statements are reasonable, actual results could differ materially from those we project or assume in our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and to inherent risks and uncertainties, such as those disclosed or incorporated by reference in our filings with the Securities and Exchange Commission (“SEC”). Any forward-looking statement made by us in this report is based only on information currently available to us and speaks only as of the date hereof. We undertake no obligation to publicly update any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future developments, the occurrence of unanticipated events or otherwise. Among some of the important factors that could cause our actual results, performance and achievements to differ materially from estimates or projections contained in our forward-looking statements in this report are the following:
•Our dependence upon our Core Nutritional and direct sales business model to distribute our nutritional, foods and personal care products and the activities of our independent Brand Partners (whom we formerly referred to as "Associates") to grow our business; our core business is referred to in this report as both our Core Nutritional business and the direct sales business and has experienced a decline in net sales, net income and active Customers over the last few years;
•The evolution of our consolidated business to an omni-channel health and wellness company and related dependence on our acquired direct-to-consumer businesses, Hiya Health Products, LLC ("Hiya") and Rise Wellness, Inc. ("Rise"), to grow our business in channels outside of our Core Nutritional business including direct-to-consumer, retail, and online marketplaces;
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
Unless otherwise indicated or otherwise required by the context, the terms “we,” “our,” “it,” “its,” “Company,” and “USANA” refer to USANA Health Sciences, Inc. and its wholly owned and consolidated subsidiaries, including Hiya and Rise.

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)
(unaudited)

	As of July 4, 2026	As of January 3, 2026
ASSETS
Current assets
Cash and cash equivalents	$168,560	$158,380
Trade accounts receivable (net of allowance of $92 and $137, respectively)	3,337	4,285
Inventories	86,343	102,608
Prepaid expenses and other current assets	22,826	23,132
Total current assets	281,066	288,405
Property and equipment, net	94,269	94,383
Goodwill	109,141	137,962
Intangible assets, net	124,615	133,151
Deferred tax assets	29,539	27,209
Other assets	64,580	61,805
Total assets	$703,210	$742,915

LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST, AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$15,431	$17,263
Line of credit	—	14,000
Other current liabilities	90,244	97,302
Total current liabilities	105,675	128,565
Deferred tax liabilities	4,662	4,892
Other long-term liabilities	21,900	23,186
Total liabilities	132,237	156,643

Redeemable noncontrolling interest	44,667	53,168

Stockholders' equity
Common stock, $0.001 par value; Authorized -- 50,000 shares, issued and outstanding 18,463 as of July 4, 2026 and 18,281 as of January 3, 2026	18	18
Additional paid-in capital	88,111	83,544
Retained earnings	451,853	465,720
Accumulated other comprehensive income (loss)	(13,676)	(16,178)
Total stockholders' equity attributable to USANA	526,306	533,104
Total liabilities, redeemable noncontrolling interest, and stockholders' equity	$703,210	$742,915
The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except per share data)
(unaudited)

	Three months ended		Six months ended
	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
Net sales	$223,273	$235,848	$473,491	$485,387
Cost of sales	48,339	50,184	107,775	102,629
Gross profit	174,934	185,664	365,716	382,758
Operating expenses:
Brand Partner incentives	83,475	87,040	172,129	177,025
Selling, general and administrative	82,318	81,906	170,572	173,344
Goodwill impairment	29,137	—	29,137	—
Total operating expenses	194,930	168,946	371,838	350,369
(Loss) earnings from operations	(19,996)	16,718	(6,122)	32,389
Other income (expense):
Interest income	595	619	1,032	1,342
Interest expense	—	(259)	(240)	(670)
Other, net	501	1,739	1,895	2,495
Other income (expense), net	1,096	2,099	2,687	3,167
(Loss) earnings before income taxes	(18,900)	18,817	(3,435)	35,556
Income taxes	9,051	8,373	17,557	15,822
Net (loss) earnings	(27,951)	10,444	(20,992)	19,734
Net (loss) earnings attributable to redeemable noncontrolling interest	(6,569)	789	(7,125)	677
Net (loss) earnings attributable to USANA	$(21,382)	$9,655	$(13,867)	$19,057

(Loss) earnings per common share attributable to USANA
Basic	$(1.16)	$0.52	$(0.75)	$1.01
Diluted	$(1.16)	$0.52	$(0.75)	$1.01

Weighted average common shares outstanding
Basic	18,486	18,513	18,442	18,781
Diluted	18,486	18,536	18,442	18,811

Comprehensive income (loss):
Net (loss) earnings	$(27,951)	$10,444	$(20,992)	$19,734
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	1,368	3,673	3,246	3,798
Tax (expense) benefit related to foreign currency translation adjustment	(608)	(270)	(744)	(477)
Other comprehensive income (loss), net of tax	760	3,403	2,502	3,321
Comprehensive income (loss)	(27,191)	13,847	(18,490)	23,055
Comprehensive (loss) income attributable to redeemable noncontrolling interest	(6,569)	789	(7,125)	677
Comprehensive (loss) income attributable to USANA	$(20,622)	$13,058	$(11,365)	$22,378
The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)
For the six months ended June 28, 2025

	Common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total stockholders' equity attributable to USANA
	Shares	Value
Balance at December 28, 2024	19,064	$19	$75,816	$478,944	$(22,670)	$532,109
Net earnings attributable to USANA				19,057		19,057
Other comprehensive income (loss), net of tax					3,321	3,321
Equity-based compensation expense			6,502			6,502
Common stock repurchased and retired	(927)	(1)	(3,753)	(23,984)		(27,738)
Common stock issued under equity award plans	125	—				—
Tax withholding for net-share settled equity awards			(2,191)			(2,191)
Balance at June 28, 2025	18,262	$18	$76,374	$474,017	$(19,349)	$531,060

For the six months ended July 4, 2026

	Common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total stockholders' equity attributable to USANA
	Shares	Value
Balance at January 3, 2026	18,281	$18	$83,544	$465,720	$(16,178)	$533,104
Net loss attributable to USANA				(13,867)		(13,867)
Other comprehensive income (loss), net of tax					2,502	2,502
Equity-based compensation expense			6,858			6,858
Common stock issued under equity award plans	182	—				—
Tax withholding for net-share settled equity awards			(2,291)			(2,291)
Balance at July 4, 2026	18,463	$18	$88,111	$451,853	$(13,676)	$526,306
The accompanying notes are an integral part of these statements.

For the three months ended June 28, 2025

	Common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total stockholders' equity attributable to USANA
	Shares	Value
Balance at March 29, 2025	18,786	$19	$74,867	$477,628	$(22,752)	$529,762
Net earnings attributable to USANA				9,655		9,655
Other comprehensive income (loss), net of tax					3,403	3,403
Equity-based compensation expense			3,622			3,622
Common stock repurchased and retired	(528)	(1)	(2,091)	(13,266)		(15,358)
Common stock issued under equity award plans	4	—				—
Tax withholding for net-share settled equity awards			(24)			(24)
Balance at June 28, 2025	18,262	$18	$76,374	$474,017	$(19,349)	$531,060

For the three months ended July 4, 2026

	Common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total stockholders' equity attributable to USANA
	Shares	Value
Balance at April 4, 2026	18,457	$18	$84,733	$473,235	$(14,436)	$543,550
Net loss attributable to USANA				(21,382)		(21,382)
Other comprehensive income (loss), net of tax					760	760
Equity-based compensation expense			3,404			3,404
Common stock issued under equity award plans	6	—				—
Tax withholding for net-share settled equity awards			(26)			(26)
Balance at July 4, 2026	18,463	$18	$88,111	$451,853	$(13,676)	$526,306
The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six months ended
	July 4, 2026	June 28, 2025
Cash flows from operating activities
Net (loss) earnings	$(20,992)	$19,734
Adjustments to reconcile net (loss) earnings to net cash provided by (used in) operating activities
Depreciation and amortization	15,951	16,082
Right-of-use asset reduction	3,008	3,767
Loss on sale of property and equipment	26	29
Equity-based compensation expense	6,858	6,502
Deferred income taxes	(3,224)	(6,485)
Inventory write-down	3,069	2,045
Goodwill impairment	29,137	—
Changes in operating assets and liabilities:
Trade accounts receivable	959	1,729
Inventories	9,421	(12,988)
Prepaid expenses and other assets	715	(2,189)
Accounts payable	(1,860)	5,813
Other liabilities	(9,990)	(6,339)
Net cash provided by (used in) operating activities	33,078	27,700
Cash flows from investing activities
Payments for the settlement of net investment hedges	(917)	—
Payments for net investment hedge	—	(1,072)
Proceeds from acquisition working capital adjustment	—	865
Proceeds from sale of property and equipment	63	—
Purchases of property and equipment	(5,800)	(7,830)
Net cash provided by (used in) investing activities	(6,654)	(8,037)
Cash flows from financing activities
Repurchase of common stock	—	(27,507)
Borrowings on line of credit	9,000	1,600
Payments on line of credit	(23,000)	(24,600)
Payments related to tax withholding for net-share settled equity awards	(2,291)	(2,191)
Distributions to redeemable noncontrolling interest	(1,376)	(379)
Net cash provided by (used in) financing activities	(17,667)	(53,077)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	1,511	3,032
Net increase (decrease) in cash, cash equivalents, and restricted cash	10,268	(30,382)
Cash, cash equivalents, and restricted cash at beginning of period	161,240	184,508
Cash, cash equivalents, and restricted cash at end of period	$171,508	$154,126
Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheets
Cash and cash equivalents	$168,560	$151,338
Restricted cash included in other assets	2,948	2,788
Total cash, cash equivalents, and restricted cash	$171,508	$154,126

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$473	$662
Income taxes	22,930	25,302
Cash received during the period for:
Income tax refund	249	45
Non-cash investing and financing activities:
Right-of-use assets obtained in exchange for lease obligations	1,647	6,262
Accrued purchases of property and equipment	13	63
Accrued excise tax for repurchase of common stock	—	231
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
Core Nutritional is the Company's primary business with approximately 84% of consolidated net sales year to date 2026. It is grouped and presented in two geographic regions:
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
In 2024, the Company entered into a merger agreement with Hiya Health Products, LLC ("Hiya"), a leading direct-to-consumer provider of high-quality children's health and wellness products, by which the Company acquired a 78.85% controlling ownership interest. Hiya operates and sells products in the United States, and during the first quarter of 2026 expanded into Canada and the United Kingdom. In 2022, the Company acquired Rise Wellness, Inc. ("Rise") and has expanded Rise's product offering, distribution channel, and customer base over the last three years. Rise operates and sells products in the United States and Canada. Consequently, through the Company's Core Nutritional business, Hiya and Rise, we now operate and sell products through an omni-channel platform, which includes direct selling, direct-to-consumer, third-party marketplace (i.e. Amazon), and retail channels.
The condensed consolidated balance sheet as of January 3, 2026, derived from audited consolidated financial statements, and the unaudited interim condensed consolidated financial information of the Company have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X promulgated by the SEC. Accordingly, certain information and disclosures that are normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. In the opinion of the Company’s management, the accompanying unaudited interim condensed consolidated financial information contains all adjustments, consisting only of normal recurring adjustments, that are necessary to state fairly the Company’s financial position as of July 4, 2026, and results of operations and cash flows for the three and six months ended July 4, 2026 and June 28, 2025.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
(unaudited)
The interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto that are included in the Company’s Annual Report on Form 10-K for the year ended January 3, 2026. The results of operations for the three and six months ended July 4, 2026, are not necessarily indicative of the results that may be expected for the fiscal year ending January 2, 2027.
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

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
(unaudited)
As of July 4, 2026 and January 3, 2026, the following financial assets and liabilities were measured at fair value on a recurring basis using the type of inputs shown:

	July 4, 2026	Fair value measurements using
		Inputs
		Level 1	Level 2	Level 3
Money market funds included in cash equivalents	$103,109	$103,109	$—	$—
Foreign currency contracts included in other current liabilities	(26)	—	(26)	—
Deferred compensation liabilities included in other long-term liabilities	(6,465)	—	(6,465)	—

	January 3, 2026	Fair value measurements using
		Inputs
		Level 1	Level 2	Level 3
Money market funds included in cash equivalents	$87,851	$87,851	$—	$—
Foreign currency contracts included in other current liabilities	(26)	—	(26)	—
Deferred compensation liabilities included in other long-term liabilities	(6,024)	—	(6,024)	—
There were no transfers of financial assets or liabilities between levels of the fair value hierarchy for the periods indicated.
The majority of the Company’s non-financial assets, which include long-lived assets, are not required to be carried at fair value on a recurring basis. However, if an impairment charge is required, a non-financial asset would be written down to fair value. As of July 4, 2026, the fair value of the Hiya reporting unit was estimated using an income approach and a market approach (level 3 measurement), which resulted in an impairment of goodwill in the reporting unit. As of January 3, 2026, the fair value of the Buy-Sell reporting unit was estimated using an income approach and a market approach (level 3 measurement), which resulted in an impairment of goodwill in the reporting unit. Refer to Note C – Goodwill.
As of July 4, 2026 and January 3, 2026, the Company’s financial instruments include cash equivalents, restricted cash, accounts receivable, and line of credit. The recorded values of cash equivalents, restricted cash, accounts receivable, and line of credit approximate their fair values based on their short-term nature.
NOTE C – GOODWILL
During the three months ended July 4, 2026, the Company identified a potential impairment indicator within its Hiya reporting unit related to current lower-than-expected financial performance and changes in the near-term forecast. As such, the Company performed a quantitative impairment analysis. Based on the results of this analysis, the Company concluded that the estimated fair value of its Hiya reporting unit was less than its carrying value. The fair value of the Hiya reporting unit was determined using a combination of an income approach, which estimates fair value based upon projected financial information discounted to present values, and a market approach based on guideline public companies.
These methods involve the use of significant estimates, assumptions, and judgments by management. The principal assumptions used in this analysis consisted of management’s best estimates of future financial results including revenue growth rates and profitability margins, an appropriate discount rate to apply to projected cash flows, and selection and weighting of market multiples. The impairment resulted primarily from changes to projected financial information, as well as adjustments to market multiples and discount rates to reflect current facts and circumstances.
As a result, the Company recorded a non-cash goodwill impairment charge of $29,137 for the Hiya reporting unit during the second quarter of 2026, included in the “Goodwill impairment” line item of the condensed consolidated statements of comprehensive income. For all other reporting units, the Company identified no indicators that it was more likely than not that their fair values were less than their carrying values.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
(unaudited)
The changes in the carrying amount of goodwill, including by reportable segment are as follows:

	Core Nutritional	Hiya	Rise	Total
Balance as of January 3, 2026(1)
Gross goodwill	$16,670	$127,374	$445	$144,489
Accumulated impairment losses	(6,527)	—	—	(6,527)
Net goodwill as of January 3, 2026	10,143	127,374	445	137,962

Currency translation adjustment	165	—	—	165

Balance as of April 4, 2026
Gross goodwill	16,835	127,374	445	144,654
Accumulated impairment losses	(6,527)	—	—	(6,527)
Net goodwill as of April 4, 2026	10,308	127,374	445	138,127

Impairment	—	(29,137)	—	(29,137)
Currency translation adjustment	151	—	—	151

Balance as of July 4, 2026
Gross goodwill	16,986	127,374	445	144,805
Accumulated impairment losses	(6,527)	(29,137)	—	(35,664)
Net goodwill as of July 4, 2026	$10,459	$98,237	$445	$109,141
______________________________
(1)January 3, 2026 reflects the recast of previously reported goodwill by reportable segment to conform to the Company's reorganized reportable segments, effective January 4, 2026, See Note A and Note K.

NOTE D – INVENTORIES
Inventories consist of the following:

	July 4, 2026	January 3, 2026
Raw materials	$27,565	$31,732
Work in progress	5,029	5,003
Finished goods	53,749	65,873
Inventories	$86,343	$102,608
Noncurrent inventories	$8,513	$4,799
As of July 4, 2026, noncurrent inventories consisted of $7,163 of raw materials and $1,350 of finished goods inventory. As of January 3, 2026, noncurrent inventories consisted of $3,928 of raw materials and $871 of finished goods inventory. Noncurrent inventories are included in the “Other assets” line item on the Company’s condensed consolidated balance sheets. Noncurrent inventory is anticipated to be consumed beyond the Company's normal operating cycle, but prior to obsolescence.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
(unaudited)
NOTE E – INVESTMENT IN EQUITY SECURITIES
As of July 4, 2026 and January 3, 2026, the carrying amount of equity securities without readily determinable fair values was $20,000 and is included in the “Other assets” line item on the Company’s condensed consolidated balance sheets. The investment was made with the objective of generating long-term total return through capital appreciation, and, where applicable, dividend income.
During the three and six months ended July 4, 2026 and June 28, 2025, no observable price changes occurred and no adjustment to the carrying value of the securities was recorded. Additionally, no impairment of securities was recorded for the three and six months ended July 4, 2026, and June 28, 2025.
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
The following table presents other revenue, included in Net sales in the condensed consolidated statements of comprehensive income, for the periods indicated:

	Three months ended		Six months ended
	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
Other revenue	$424	$566	$906	$1,064
Hiya's revenue is generated primarily from e-commerce/direct-to-consumer sales, with expansion into retail in the first quarter of 2026. Revenue from online product sales is recognized at the point in time when control of the promised good is transferred to the third-party shipping carrier. The Company receives payments, primarily via credit card and PayPal, for the sale of products at the time customers place orders and subsequent subscription orders, and payment is required prior to shipment. There are no extended payment terms offered to consumers. To encourage customers to purchase its products, the Company provides incentive offers on initial e-commerce orders. These offers, when accepted by customers, are treated as a reduction to the transaction price.
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
As of July 4, 2026, one of the Company's customers accounted for more than 10% of trade accounts receivable, representing approximately 47% of total trade accounts receivable. As of January 3, 2026, two customers accounted for 10% or more of trade accounts receivable, representing approximately 50% and 16% of total trade accounts receivable.

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
Disaggregation of revenue by geographic region and major product line is included in Note K – Segment Information.
The following table provides information about contract liabilities from contracts with customers, including significant changes in the contract liabilities balances during the period:

	July 4, 2026	January 3, 2026
Contract liabilities, included in other current liabilities, at beginning of period	$10,640	$12,050
Increase due to deferral of revenue at end of period	8,659	10,640
Decrease due to beginning contract liabilities recognized as revenue	(9,208)	(12,050)
Contract liabilities, included in other current liabilities, at end of period	$10,091	$10,640
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
There was $0 and $14,000 of outstanding debt balance on the Credit Facility as of July 4, 2026 and January 3, 2026, respectively. The obligations of the Company under the Credit Agreement are secured by the pledge of capital stock of subsidiaries of the Company, pursuant to a Security and Pledge Agreement.
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
The Company maintains local lines of credit across different markets to secure sufficient working capital. As of July 4, 2026 and January 3, 2026, there was no balance on the local lines of credit.

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
During the six months ended July 4, 2026, the Company entered into and settled a forward foreign currency contract designated as a net investment hedge with a notional amount of $61,766. During the six months ended June 28, 2025, the Company entered into and settled a European option designated as a net investment hedge with a notional amount of $70,062.
For the three and six months ended July 4, 2026 and June 28, 2025, the Company realized losses of $917 and $1,072, respectively, related to its net investment hedges. These amounts were recorded in FCTA within AOCI. The Company assessed hedge effectiveness using the forward rate method and determined that the hedging instruments were highly effective.
As of July 4, 2026, there were no derivatives outstanding for which the Company has applied hedge accounting.
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

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
(unaudited)
The following is a reconciliation of the numerator and denominator used to calculate basic EPS and diluted EPS for the periods indicated:

	Three months ended		Six months ended
	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
Net (loss) earnings attributable to USANA	$(21,382)	$9,655	$(13,867)	$19,057

Weighted average common shares outstanding – basic	18,486	18,513	18,442	18,781
Dilutive effect of in-the-money equity awards	—	23	—	30
Weighted average common shares outstanding – diluted	18,486	18,536	18,442	18,811
(Loss) earnings per common share from net (loss) earnings attributable to USANA:
Basic	$(1.16)	$0.52	$(0.75)	$1.01
Diluted	$(1.16)	$0.52	$(0.75)	$1.01

Equity awards excluded as the impact was anti-dilutive	1,169	396	1,097	431
Under the Company's share repurchase plan, there were no share repurchases during the three and six months ended July 4, 2026. During the three and six months ended June 28, 2025, the Company repurchased and retired 528 and 927 shares for $15,358 and $27,738, inclusive of accrued excise tax of $151 and $231, respectively.
The excess of the repurchase price over par value is allocated between additional paid-in capital and retained earnings on a pro-rata basis. The purchase of shares under this plan reduces the number of shares outstanding in the above calculations.
Because the Company reported a net loss for the three and six months ended July 4, 2026, all potentially dilutive shares have been excluded from the calculation of diluted net loss per share as their effect would have been antidilutive. Accordingly, basic and diluted net loss per share are the same for these two periods. The number of shares excluded for the three and six months ended July 4, 2026 was 6 and 10, respectively.
As of July 4, 2026, the remaining authorized repurchase amount under the stock repurchase plan was $33,965, inclusive of accrued excise tax. There is no expiration date on the remaining approved repurchase amount and no requirement for future share repurchases.
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

	Three months ended July 4, 2026
	Core Nutritional	Hiya	Rise	Total
Net sales (1)	$191,605	$28,261	$3,407	$223,273
Less:
Cost of sales	36,231	9,068	3,040	48,339
Brand Partner incentives	83,475	—	—	83,475
Selling, general and administrative (2)	59,079	21,152	2,087	82,318
Goodwill impairment	—	29,137	—	29,137
Segment earnings (loss) from operations	$12,820	$(31,096)	$(1,720)	$(19,996)

Reconciliation of segment earnings from operations
Interest income				595
Interest expense				—
Other, net				501
Loss before income taxes				$(18,900)
______________________________
(1)The Core Nutritional segment excludes $124 and $1,251 of intersegment net sales to Hiya and Rise, respectively.
(2)Includes amortization of acquired intangible assets of $4,456 and $210 for the Hiya and Rise segments, respectively.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
(unaudited)

	Three months ended June 28, 2025
	Core Nutritional	Hiya	Rise	Total
Net sales (1)	$199,488	$33,931	$2,429	$235,848
Less:
Cost of sales	36,396	12,287	1,501	50,184
Brand Partner incentives	87,040	—	—	87,040
Selling, general and administrative (2)	62,745	17,920	1,241	81,906
Segment earnings (loss) from operations	$13,307	$3,724	$(313)	$16,718

Reconciliation of segment earnings from operations
Interest income				619
Interest expense				(259)
Other, net				1,739
Earnings before income taxes				$18,817
______________________________
(1)The Core Nutritional segment excludes $1,183 of intersegment net sales to Rise.
(2)Includes amortization of acquired intangible assets of $99, $4,456, and $210, for the Core Nutritional, Hiya, and Rise segments, respectively.

	Six months ended July 4, 2026
	Core Nutritional	Hiya	Rise	Total
Net sales (1)	$396,004	$60,411	$17,076	$473,491
Less:
Cost of sales	72,980	19,051	15,744	107,775
Brand Partner incentives	172,129	—	—	172,129
Selling, general and administrative (2)	119,826	45,923	4,823	170,572
Goodwill impairment	—	29,137	—	29,137
Segment earnings (loss) from operations	$31,069	$(33,700)	$(3,491)	$(6,122)

Reconciliation of segment earnings from operations
Interest income				1,032
Interest expense				(240)
Other, net				1,895
Loss before income taxes				$(3,435)
______________________________
(1)The Core Nutritional segment excludes $1,052 and $14,277 of intersegment net sales to Hiya and Rise, respectively.
(2)Includes amortization of acquired intangible assets of $8,911 and $421 for the Hiya and Rise segments, respectively.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
(unaudited)

	Six months ended June 28, 2025
	Core Nutritional	Hiya	Rise	Total
Net sales (1)	$410,312	$71,020	$4,055	$485,387
Less:
Cost of sales	73,675	26,394	2,560	102,629
Brand Partner incentives	177,025	—	—	177,025
Selling, general and administrative (2)	129,382	41,433	2,529	173,344
Segment earnings (loss) from operations	$30,230	$3,193	$(1,034)	$32,389

Reconciliation of segment earnings from operations
Interest income				1,342
Interest expense				(670)
Other, net				2,495
Earnings before income taxes				$35,556
______________________________
(1)The Core Nutritional segment excludes $1,946 of intersegment net sales to Rise.
(2)Includes amortization of acquired intangible assets of $194, $8,911, and $421 for the Core Nutritional, Hiya, and Rise segments, respectively.

	Three months ended		Six months ended
	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
Depreciation and amortization:
Core Nutritional	$2,996	$3,065	$6,594	$6,710
Hiya	4,468	4,468	8,936	8,951
Rise	210	210	421	421
Consolidated total	$7,674	$7,743	$15,951	$16,082
No single Brand Partner or customer accounted for 10% or more of net sales for the periods presented. The table below summarizes the approximate percentage of total product revenue for the Company's Core Nutritional, Hiya, and Rise reportable segments, that has been contributed by the Company’s Core Nutritional, foods, and personal care and skincare products for the periods indicated.

	Three months ended		Six months ended
	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
Core Nutritional:
USANA® Nutritionals	73%	75%	73%	75%
USANA Foods(1)	8%	6%	7%	5%
Personal care and skincare	6%	5%	5%	5%
Hiya	12%	13%	12%	14%
Rise	1%	1%	3%	1%
______________________________
(1)Includes the Company’s Active Nutrition line.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
(unaudited)
Selected Financial Information
Financial information, presented by geographic region is listed below:

	Three months ended		Six months ended
	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
Net sales to external customers:
Asia Pacific
Greater China	$114,614	$113,171	$237,948	$231,917
Southeast Asia Pacific	28,719	32,887	59,382	68,607
North Asia	13,814	17,166	29,166	36,107
Asia Pacific total	157,147	163,224	326,496	336,631
Americas and Europe (1)	66,126	72,624	146,995	148,756
Consolidated total	$223,273	$235,848	$473,491	$485,387
______________________________
(1)Includes results of the Hiya and Rise segments.
The following table provides further information on markets representing ten percent or more of consolidated net sales and long-lived assets (excluding intangible assets), respectively:

	Three months ended		Six months ended
	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
Net sales:
China	$105,348	$102,105	$217,858	$209,795
United States (1)	49,087	54,082	112,618	112,005
______________________________
(1)Includes results of the Hiya and Rise segments.

	As of
	July 4, 2026	January 3, 2026
Long-lived assets:
United States (1)	$77,316	$77,137
China	30,207	29,556
______________________________
(1)Includes balances of the Hiya and Rise segments.
NOTE L – INCOME TAXES
For the three and six months ended July 4, 2026, the Company recorded income tax expense of $9,051 and $17,557, respectively, on loss before income taxes of $18,900 and $3,435, respectively. This compares to the Company’s effective tax rate of 44.5% for both the three and six months ended June 28, 2025, which reflects the Company’s customary relationship between earnings before income taxes and income taxes after considering the impact of foreign, state, and other taxes in excess of the U.S. federal statutory rate of 21%.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
(unaudited)
The variation from the Company’s customary effective tax rate relationship for the three and six months ended July 4, 2026 is primarily attributable to (i) the estimated annual effective tax rate on ordinary earnings before income taxes that is significantly higher than in the prior year due primarily to an unfavorable shift in the jurisdictional mix of the Company’s projected earnings, such that losses generated in certain markets are not producing a corresponding income tax benefit while income earned in other, generally higher-taxed, jurisdictions continues to generate income tax expense, and (ii) a $6,346 discrete tax benefit recognized during the three months ended July 4, 2026 related to the non-cash goodwill impairment charge recorded in the Hiya reporting unit (see Note C), which partially offset the increase in income tax expense described above.
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

	Three months ended		Six months ended
	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
Beginning balance	$51,236	$54,111	$53,168	$54,223
Net (loss) earnings attributable to redeemable noncontrolling interest	(6,569)	789	(7,125)	677
Distributions to redeemable noncontrolling interest	—	(379)	(1,376)	(379)
Business combination measurement period adjustment	—	(23)	—	(23)
Ending balance	$44,667	$54,498	$44,667	$54,498

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
Core Nutritional: Core Nutritional is our primary business with approximately 84% of consolidated net sales during the six months ended July 4, 2026. Our Core Nutritional customer base is primarily comprised of two types of customers: “Brand Partners” and “Preferred Customers,” referred to together as “active Customers.” Our Brand Partners also sell our products to retail customers. Brand Partners share in our company vision by acting as independent distributors of our products in addition to purchasing our products for their personal use. In 2023, we launched our Affiliate program in the United States, Canada, and Mexico, which offers another sales and compensation opportunity to individuals who are interested in selling USANA products. Affiliates are discussed and reported in the report as part of our Brand Partners. Preferred Customers purchase our products strictly for personal use and are not permitted to resell or to distribute the products. We only count as active Customers those Brand Partners and Preferred Customers who have purchased from us at any time during the most recent three-month period. As of July 4, 2026, we had approximately 384,000 active Customers worldwide in the Core Nutritional business.
We have Core Nutritional operations in multiple markets, with sales and expenses being generated and incurred in multiple currencies. Our reported U.S. dollar sales and earnings can be significantly affected by fluctuations in currency exchange rates. In general, our operating results are affected positively by a weakening of the U.S. dollar and negatively by a strengthening of the U.S. dollar. During the six months ended July 4, 2026, net sales outside of the United States represented 91.1% of Core Nutritional net sales. In our net sales discussions that follow, we approximate the impact of currency fluctuations on net sales by translating current year sales at the average exchange rates in effect during the comparable periods of the prior year.

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
The following tables summarize operating results as a percentage of net sales for the current and prior-year periods, as indicated:

	Three months ended
	July 4, 2026				June 28, 2025
	Core Nutritional	Hiya	Rise	Consolidated	Core Nutritional	Hiya	Rise	Consolidated
Net sales	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of sales	18.9%	32.1%	89.2%	21.7%	18.2%	36.2%	61.8%	21.3%
Gross profit	81.1%	67.9%	10.8%	78.3%	81.8%	63.8%	38.2%	78.7%
Operating expenses:
Brand Partner incentives	43.6%	—%	—%	37.4%	43.6%	—%	—%	36.9%
Selling, general and administrative	30.8%	74.8%	61.3%	36.9%	31.5%	52.8%	51.1%	34.7%
Goodwill impairment	—%	103.1%	—%	13.0%	—%	—%	—%	—%
Total operating expenses	74.4%	177.9%	61.3%	87.3%	75.1%	52.8%	51.1%	71.6%
(Loss) earnings from operations	6.7%	(110.0%)	(50.5%)	(9.0%)	6.7%	11.0%	(12.9%)	7.1%

Amortization of acquired intangible assets	—%	15.8%	6.2%	2.1%	—%	13.1%	8.6%	2.0%

	Six months ended
	July 4, 2026				June 28, 2025
	Core Nutritional	Hiya	Rise	Consolidated	Core Nutritional	Hiya	Rise	Consolidated
Net sales	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of sales	18.4%	31.5%	92.2%	22.8%	18.0%	37.2%	63.1%	21.1%
Gross profit	81.6%	68.5%	7.8%	77.2%	82.0%	62.8%	36.9%	78.9%
Operating expenses:
Brand Partner incentives	43.5%	—%	—%	36.4%	43.1%	—%	—%	36.5%
Selling, general and administrative	30.3%	76.0%	28.2%	35.9%	31.5%	58.3%	62.4%	35.7%
Goodwill impairment	—%	48.2%	—%	6.2%	—%	—%	—%	—%
Total operating expenses	73.8%	124.2%	28.2%	78.5%	74.6%	58.3%	62.4%	72.2%
(Loss) earnings from operations	7.8%	(55.7%)	(20.4%)	(1.3%)	7.4%	4.5%	(25.5%)	6.7%

Amortization of acquired intangible assets	—%	14.8%	2.5%	2.0%	—%	12.5%	10.4%	2.0%

For more information relating to our reportable segments, see Note K to our condensed consolidated financial statements.
Products
The following table summarizes the approximate percentage of total product revenue for the Core Nutritional business that has been contributed by major product lines and our top-selling products for the current and prior-year periods, as indicated:

	Six months ended
	July 4, 2026	June 28, 2025
Product line
USANA® Nutritionals
Optimizers	71%	72%
Essentials/CellSentials(1)	15%	16%
USANA Foods(2)	8%	6%
Personal care and Skincare	5%	5%
All other	1%	1%
Key product
USANA® Essentials/CellSentials	8%	9%
Proflavanol®	8%	9%
Probiotic	6%	8%
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
(2)Includes our Active Nutrition line.
The following table summarizes the approximate percentage of total product revenue for our Hiya segment that has been contributed by major product lines for the current and prior-year periods, as indicated:

	Six months ended
Product line	July 4, 2026	June 28, 2025
Kids Daily Multivitamin	55%	53%
Kids Daily Probiotic	13%	14%
Kids Daily Greens and Superfoods	12%	14%
Kids Bedtime Essentials	11%	11%
Kids Daily Iron	5%	4%
Kids Daily Hydration	2%	1%
Kids Daily Immune	1%	3%
Kids Daily Fiber+	1%	—%

The following table summarizes the approximate percentage of total product revenue for our Rise segment that has been contributed by major product lines for the current and prior-year periods, as indicated:

	Six months ended
Product line	July 4, 2026	June 28, 2025
Protein Pop (1)	70%	—%
Bars	29%	91%
Powders	1%	9%
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
Sales to Brand Partners accounted for approximately 51% of Core Nutritional business sales during the six months ended July 4, 2026, with the remainder of our sales generated from Preferred Customers. As of July 4, 2026, Brand Partners and Preferred Customers represented approximately 43% and 57%, respectively, of the total active Customer base for the quarter in the Core Nutritional business. The table below summarizes the changes in our active Customer base for the Core Nutritional business by geographic region, rounded to the nearest thousand as of the dates indicated:

	Total active customers by region				Change from prior year	Percent change
	As of July 4, 2026		As of June 28, 2025
Asia Pacific:
Greater China	216,000	56.2%	231,000	55.3%	(15,000)	(6.5%)
Southeast Asia Pacific	59,000	15.4%	68,000	16.3%	(9,000)	(13.2%)
North Asia	32,000	8.3%	37,000	8.8%	(5,000)	(13.5%)
Asia Pacific total	307,000	79.9%	336,000	80.4%	(29,000)	(8.6%)
Americas and Europe	77,000	20.1%	82,000	19.6%	(5,000)	(6.1%)
	384,000	100.0%	418,000	100.0%	(34,000)	(8.1%)
Hiya
Hiya's active Monthly Subscribers are comprised of two types: first-time customers and recurring customers. First-time customers are viewed as an investment as the customer is provided a discount, and shipping costs are higher due to the inclusion of a refillable glass bottle. Additionally, as a direct-to-consumer company, customer acquisition is heavily influenced by the level of marketing spend. Recurring customers are not provided the same discount, and shipping costs are lower on refill orders. Both gross margins as well as operating margins improve with recurring customer orders, therefore, profitability margins are affected by sales mix between these two types of customers. As of July 4, 2026 and June 28, 2025, Hiya had approximately 166,000 and 200,400 active Monthly Subscribers, respectively.

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
Results of Operations
Summary of Financial Results
Net sales for the second quarter of 2026 decreased 5.3% to $223.3 million, a decrease of $12.6 million, compared with the prior-year quarter. The decrease in sales is primarily the result of a decline in both the Core Nutritional and Hiya segments of $7.9 million and $5.7 million, respectively, partially offset by a $1.0 million increase in net sales for Rise. Additionally, favorable changes in currency exchange rates positively impacted Core Nutritional net sales by an estimated $5.6 million in the current-year quarter.
Net loss attributable to USANA for the second quarter of 2026 was $21.4 million, a decrease compared with net earnings of $9.7 million during the prior-year quarter. The change is primarily attributable to lower net sales, operating margins, a higher effective tax rate, and a goodwill impairment for our Hiya segment in the current-year quarter.

Three months ended July 4, 2026 and June 28, 2025
Net Sales
The following table summarizes the changes in net sales by segment for the fiscal quarters ended as of the dates indicated:

	Net sales by region (in thousands)				Change from prior year	Percent change	Currency impact on sales	Percent change excluding currency impact
	Three months ended
	July 04, 2026		June 28, 2025
Core Nutritional:
Asia Pacific
Greater China	$114,614	51.3%	$113,171	48.0%	$1,443	1.3%	$5,230	(3.3%)
Southeast Asia Pacific	28,719	12.9%	32,887	13.9%	(4,168)	(12.7%)	776	(15.0%)
North Asia	13,814	6.2%	17,166	7.3%	(3,352)	(19.5%)	(991)	(13.8%)
Asia Pacific total	157,147	70.4%	163,224	69.2%	(6,077)	(3.7%)	5,015	(6.8%)
Americas and Europe	34,458	15.4%	36,264	15.4%	(1,806)	(5.0%)	632	(6.7%)
Core Nutritional total	191,605	85.8%	199,488	84.6%	(7,883)	(4.0%)	5,647	(6.8%)
Hiya	28,261	12.7%	33,931	14.4%	(5,670)	(16.7%)	—	(16.7%)
Rise	3,407	1.5%	2,429	1.0%	978	40.3%	—	40.3%
Consolidated total	$223,273	100.0%	$235,848	100.0%	$(12,575)	(5.3%)	$5,647	(7.7%)
Core Nutritional Net Sales
Net sales in the Core Nutritional business for the three-month period ended July 4, 2026 were $191.6 million, down 4.0% when compared to the corresponding period of 2025. On a constant currency basis, net sales in the Core Nutritional business declined 6.8%. The decrease in Core Nutritional net sales was mainly due to the decrease in active Customers.
Asia Pacific: Net sales declined 3.7%, or 6.8% on a constant currency basis during the current-year quarter. Active Customers in this region declined 8.6% year-over-year. The net sales decline in this region reflects a continued challenging environment to attract new customers.
The following table summarizes changes in local currency net sales, active Customer counts, and average spend per active Customer for the markets primarily contributing to the decline in net sales within the Asia Pacific region:

Market	Local currency net sales	Active Customers	Average spend per active Customer
Malaysia	(22.7%)	(25.0%)	2.9%
South Korea	(13.7%)	(13.9%)	0.2%
China	(3.1%)	(5.6%)	0.8%

Americas and Europe: Net sales declined 5.0%, or 6.7% on a constant currency basis during the current-year quarter. Active Customers in this region declined 6.1% year-over-year, partially offset by a slight increase in average spend per active Customer. Year-over-year results in this region reflect a continued challenging environment to attract new customers.
The following table summarizes changes in local currency net sales, active Customer counts, and average spend per active Customer for the markets primarily contributing to the decline in net sales within the Americas and Europe region:

Market	Local currency net sales	Active Customers	Average spend per active Customer
Canada	(13.8%)	(3.7%)	(10.5%)
Hiya Net Sales
Net sales in the Hiya segment for the three-month period ended July 4, 2026 were $28.3 million, down 16.7% when compared to the corresponding period of 2025. The decrease was driven by a challenging digital marketing environment, which created pressure in both net sales and subscriber growth.
Rise Net Sales
Net sales in the Rise segment for the three-month period ended July 4, 2026 were $3.4 million, up 40.3% when compared to the corresponding period of 2025. The increase was primarily the result of sales of Protein Pop through large national retailers and club retailers not present in the prior-year period.
Gross Profit
Consolidated gross profit decreased 40 basis points to 78.3% of net sales, down from 78.7% in the prior-year quarter. Gross profit margin in the Core Nutritional business declined 70 basis points from the prior year to 81.1% of segment net sales, reflecting lower production levels, partially offset by changes in currency and market sales mix. Hiya gross margins increased 410 basis points from the prior year to 67.9% of segment net sales, largely reflecting savings in shipping costs, favorable sales mix, and an acquisition related inventory basis step-up in the last year's second quarter. Rise gross margins of 10.8% primarily reflected a change in sales mix with the growth of Protein Pop.
Brand Partner Incentives
Brand Partner incentives increased 50 basis points to 37.4% of consolidated net sales, up from 36.9% in the prior year quarter. The increase in relative Brand Partner incentives can be attributed to the sales mix between our Core Nutritional business and Hiya and Rise, because Hiya and Rise do not pay Brand Partner incentives. For the Core Nutritional business, Brand Partner incentives were flat year-over-year at 43.6% of segment net sales.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased slightly by $0.4 million in absolute terms during the current-year quarter, or 220 basis points relative to net sales. Selling, general and administrative expense for the Core Nutritional business decreased 70 basis points from the prior year to 30.8% of segment net sales. The decrease is primarily attributable to lower employee compensation associated with the cost realignment initiatives that took place in the fourth quarter of 2025. Hiya, which operates with higher relative selling, general and administrative expense compared to the Core Nutritional business, experienced a notable increase in relative expense that can primarily be attributed to higher advertising and marketing costs. Although small in absolute terms, Rise invested higher relative costs to continue building its retail opportunity.

Goodwill Impairment
Due to current lower-than-expected performance and changes in the near-term forecast in the Hiya reporting unit, the Company took additional steps to perform an interim goodwill impairment test. As a result of this analysis, the Company recorded a non-cash goodwill impairment charge of $29.1 million during second quarter of 2026.
This non-cash charge primarily reflects the current performance and changes in near-term forecasts, as well as updated valuation assumptions under applicable accounting standards, including adjustments to market multiples and discount rates. The impairment does not reflect a change in management’s commitment to the business. The Company remains confident in the future of Hiya and recognizes the strategic importance as part of our consolidated long-term growth strategy as Hiya leverages their brand across additional channels and international markets. There was no comparable goodwill impairment charge in the three months ended June 28, 2025.
Income Taxes
Income tax expense totaled $9.1 million during the second quarter of 2026 on losses before income taxes of $18.9 million. The disproportionate income tax expense reported for the quarter was driven by changes in current performance and the near-term forecasts for our Hiya and Rise segments, the non-cash goodwill impairment charge, and the updating of the annualized effective income tax rate due to lower consolidated earnings projections and China's increased relative share of taxable income. As a result, the Company recorded income tax expense in a period of pretax loss compared to an effective tax rate of 44.5% for the prior-year quarter (see Note L to the condensed consolidated financial statements).
Diluted (Loss) Earnings per Share Attributable to USANA
Diluted (loss) earnings per share attributable to USANA decreased to $(1.16) during the second quarter of 2026 as compared to $0.52 reported in the prior-year quarter primarily as a result of lower earnings from operations, higher income taxes, and the non-cash charge for goodwill impairment.
Six months ended July 4, 2026 and June 28, 2025
Net Sales
The following table summarizes the changes in net sales by segment for the six months ended as of the dates indicated:

	Net Sales by Region (in thousands)				Change from prior year	Percent change	Currency impact on sales	Percent change excluding currency impact
	Six months ended
	July 4, 2026		June 28, 2025
Core Nutritional:
Asia Pacific
Greater China	$237,948	50.3%	$231,917	47.8%	$6,031	2.6%	$10,216	(1.8%)
Southeast Asia Pacific	59,382	12.5%	68,607	14.1%	(9,225)	(13.4%)	2,718	(17.4%)
North Asia	29,166	6.2%	36,107	7.5%	(6,941)	(19.2%)	(1,151)	(16.0%)
Asia Pacific total	326,496	69.0%	336,631	69.4%	(10,135)	(3.0%)	11,783	(6.5%)
Americas and Europe	69,508	14.6%	73,681	15.2%	(4,173)	(5.7%)	1,955	(8.3%)
Core Nutritional total	396,004	83.6%	410,312	84.6%	(14,308)	(3.5%)	13,738	(6.8%)
Hiya	60,411	12.8%	71,020	14.6%	(10,609)	(14.9%)	—	(14.9%)
Rise	17,076	3.6%	4,055	0.8%	13,021	321.1%	—	321.1%
Consolidated total	$473,491	100.0%	$485,387	100.0%	$(11,896)	(2.5%)	$13,738	(5.3%)

Core Nutritional Net Sales
Net sales in the Core Nutritional business for the six-month period ended July 4, 2026 were $396.0 million, down 3.5% when compared to the corresponding period of 2025. On a constant currency basis, net sales in the Core Nutritional business declined 6.8%. The decrease in Core Nutritional net sales was mainly due to a 10.1% decrease in active Customers, partially offset by an increase in average spend per active Customer of 2.9%.
Asia Pacific: Net sales declined 3.0%, or 6.5% on a constant currency basis during the current-year period. Active Customers declined 10.8% year-over-year, partially offset by 3.5% higher average spend per customer. The net sales decline in this region reflects a continued challenging environment to attract new customers.
The following table summarizes changes in local currency net sales, active Customer counts, and average spend per active Customer for the markets primarily contributing to the decline in net sales within the Asia Pacific region:

Market	Local currency net sales	Active Customers	Average spend per active Customer
Malaysia	(23.5%)	(31.1%)	10.5%
The Philippines	(18.2%)	(19.4%)	1.5%
South Korea	(16.3%)	(22.5%)	7.7%
China	(1.7%)	(6.7%)	4.2%
Americas and Europe: Net sales declined 5.7%, or 8.3% on a constant currency basis during the current-year period, primarily due to a decline in active Customers of 7.2%. Year-over-year results in this region reflect a continued challenging environment to attract new customers.
The following table summarizes changes in local currency net sales, active Customer counts, and average spend per active Customer for the markets primarily contributing to the decline in net sales within the Americas and Europe region:

Market	Local currency net sales	Active Customers	Average spend per active Customer
Canada	(11.7%)	(5.4%)	(6.8%)
United States	(2.9%)	(1.4%)	(1.5%)
Hiya Net Sales
Net sales in the Hiya segment for the six-month period ended July 4, 2026 were $60.4 million, down 14.9% when compared to the corresponding period of 2025. The decrease was driven by a continued challenging digital marketing environment, which created pressure in both net sales and subscriber growth.
Rise Net Sales
Net sales in the Rise segment for the six-month period ended July 4, 2026 were $17.1 million, up $13.0, or 321.1%, when compared to the corresponding period of 2025. The increase was primarily the result of Protein Pop sales through large national retailers and club retailers not present in the prior-year period.
Gross Profit
Gross profit decreased 170 basis points to 77.2% of net sales, down from 78.9% for the six months ended June 28, 2025. Gross profit margin in the Core Nutritional business declined 40 basis points from the prior year to 81.6% of segment net sales, reflecting lower production levels, partially offset by changes in currency and market sales mix. Hiya gross margins increased 570 basis points from the prior year to 68.5% of segment net sales, largely reflecting savings in shipping costs, favorable sales mix, and an acquisition related inventory basis step-up in the prior year. Rise gross margins of 7.8% primarily reflected a change in sales mix with the growth of Protein Pop.

Brand Partner Incentives
Brand Partner incentives decreased 10 basis points to 36.4% of consolidated net sales, down from 36.5% in the prior-year period. The decrease in relative Brand Partner incentives can be attributed to the sale mix between our Core Nutritional business and Hiya and Rise, because Hiya and Rise do not pay Brand Partner incentives. Brand Partner incentives for the Core segment were up 40 basis points to 43.5% of segment net sales. This increase can be primarily attributed to an unfavorable change in market sales mix, and an increase in incentive promotions.
Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased $2.8 million in absolute terms during the current-year period, but increased 20 basis points from a relative perspective. Selling, general and administrative expense for the Core Nutritional business decreased 120 basis points to 30.3% of segment net sales. The decrease is primarily attributable to lower employee compensation associated with the cost realignment initiatives that took place in the fourth quarter of 2025. Hiya, which operates with higher relative selling, general and administrative expense compared to the Core Nutritional business, experienced a notable increase in relative expense that can primarily be attributed to higher advertising and marketing costs. Although small in absolute terms, Rise invested higher relative costs to continue building its retail opportunity.
Goodwill Impairment
Due to current lower-than-expected performance and changes in the near-term forecast in the Hiya reporting unit, the Company took additional steps to perform an interim goodwill impairment test. As a result of this analysis, the Company recorded a non-cash goodwill impairment charge of $29.1 million during second quarter of 2026.
This non-cash charge primarily reflects the current performance and changes in near-term forecasts, as well as updated valuation assumptions under applicable accounting standards, including adjustments to market multiples and discount rates. The impairment does not reflect a change in management’s commitment to the business. The Company remains confident in the future of Hiya and recognizes the strategic importance as part of our consolidated long-term growth strategy as Hiya leverages their brand across additional channels and international markets. There was no comparable goodwill impairment charge in the six months ended June 28, 2025.
Income Taxes
Income tax expense totaled $17.6 million during six-month period ended July 4, 2026 on losses before income taxes of $3.4 million. The disproportionate income tax expense reported for the quarter was driven by changes in current performance and the near-term forecasts for our Hiya and Rise segments, the non-cash goodwill impairment charge, and the updating of the annualized effective income tax rate due to lower consolidated earnings projections and China's increased relative share of taxable income. As a result, the Company recorded income tax expense in a period of pretax loss for the year-to-date period compared to an effective tax rate of 44.5% for the prior-year period (see Note L to the condensed consolidated financial statements).
Diluted (Loss) Earnings per Share Attributable to USANA
Diluted (loss) earnings per share attributable to USANA decreased to $(0.75) during the six months ended July 4, 2026 as compared to $1.01 reported in the prior year primarily as a result of lower earnings from operations, higher income taxes, and the non-cash charge for goodwill impairment.
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
Cash and Cash Equivalents
Cash and cash equivalents increased to $168.6 million as of July 4, 2026, from $158.4 million as of January 3, 2026. Cash flow provided by operating activities was $33.1 million, offset by cash used in financing activities of $17.7 million, and cash used in investing activities of $6.7 million. Additionally, favorable changes in currency exchange rates have impacted cash and cash equivalents, and restricted cash by $1.5 million.
The table below presents concentrations of cash and cash equivalents by market for the periods indicated:

	Cash and cash equivalents (in millions)
	As of July 4, 2026	As of January 3, 2026
United States	$76.6	$28.5
China	57.7	89.3
All other markets	34.3	40.6
Total cash and cash equivalents	$168.6	$158.4
During the six months ended July 4, 2026, our China subsidiary remitted profits through an annual dividend of $62.3 million to the United States, net of a loss from a dividend hedge and applicable taxes.
Cash Flows Provided by Operations
As discussed above, our principal source of liquidity comes from our net cash flow from operations.
Net cash flow provided by operating activities was $33.1 million for the first six months of 2026. Net earnings combined with adjustments of non-cash items and a decrease in inventory purchases contributed positively to our net cash flow provided by operating activities, partially offset by cash used to pay the 2025 annual employee bonus and accrued Brand Partner incentives.
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
As of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective to provide reasonable assurance as of July 4, 2026.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the fiscal quarter ended July 4, 2026, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Our share repurchase plan has been ongoing since the fourth quarter of 2000, with the Board of Directors periodically approving additional dollar amounts for share repurchases under the plan. At July 4, 2026, the authorized amount available for repurchases under the plan was $34.0 million.
Repurchases are made from time to time at management’s discretion in accordance with applicable federal securities laws. Repurchases may occur through open market purchases, pursuant to a Rule 10b5-1 trading plan, or in other transactions as permitted by the rules of the SEC. There is no requirement for future share repurchases, and there is no expiration date of the repurchase plan.
During the three months ended July 4, 2026, we did not make any purchases of our common stock under our share repurchase plan.
Item 5. OTHER INFORMATION
During the three months ended July 4, 2026, none of our directors or officers informed us of the adoption, modification or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

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

Date: August 13, 2026	USANA HEALTH SCIENCES, INC.

/s/ G. Douglas Hekking
G. Douglas Hekking
Chief Financial Officer (Principal Financial Officer)