Form 10-Q
period 2026-10-03
USANA HEALTH SCIENCES INC
filed 2026-11-12
CIK 896264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 3, 2026
or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 6, 2026, there were 18,488,751 outstanding shares of the registrant’s common stock, $0.001 par value.

Auditor Name: KPMG LLP	Auditor Location: Salt Lake City, Utah	Auditor Firm ID: 185

USANA HEALTH SCIENCES, INC.
FORM 10-Q
For the Quarterly Period Ended October 3, 2026

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

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)
(unaudited)

	As of October 3, 2026	As of January 3, 2026
ASSETS
Current assets
Cash and cash equivalents	$178,915	$158,380
Trade accounts receivable (net of allowance of $96 and $137, respectively)	5,026	4,285
Inventories	84,082	102,608
Prepaid expenses and other current assets	22,219	23,132
Total current assets	290,242	288,405
Property and equipment, net	94,598	94,383
Goodwill	109,262	137,962
Intangible assets, net	120,411	133,151
Deferred tax assets	29,786	27,209
Other assets	64,171	61,805
Total assets	$708,470	$742,915

LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST, AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$17,662	$17,263
Line of credit	—	14,000
Other current liabilities	94,592	97,302
Total current liabilities	112,254	128,565
Deferred tax liabilities	4,858	4,892
Other long-term liabilities	21,263	23,186
Total liabilities	138,375	156,643

Redeemable noncontrolling interest	43,333	53,168

Stockholders' equity
Common stock, $0.001 par value; Authorized -- 50,000 shares, issued and outstanding 18,477 as of October 3, 2026 and 18,281 as of January 3, 2026	18	18
Additional paid-in capital	91,423	83,544
Retained earnings	446,297	465,720
Accumulated other comprehensive income (loss)	(10,976)	(16,178)
Total stockholders' equity attributable to USANA	526,762	533,104
Total liabilities, redeemable noncontrolling interest, and stockholders' equity	$708,470	$742,915
The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share data)
(unaudited)

	Three months ended		Nine months ended
	October 3, 2026	September 27, 2025	October 3, 2026	September 27, 2025
Net sales	$205,885	$213,670	$679,376	$699,057
Cost of sales	48,717	48,815	156,492	151,444
Gross profit	157,168	164,855	522,884	547,613
Operating expenses:
Brand Partner incentives	71,890	77,684	244,019	254,709
Selling, general and administrative	86,726	85,947	257,298	259,291
Goodwill impairment	—	—	29,137	—
Total operating expenses	158,616	163,631	530,454	514,000
(Loss) earnings from operations	(1,448)	1,224	(7,570)	33,613
Other income (expense):
Interest income	645	578	1,677	1,920
Interest expense	(38)	(49)	(278)	(719)
Other, net	37	41	1,932	2,536
Other income (expense), net	644	570	3,331	3,737
(Loss) earnings before income taxes	(804)	1,794	(4,239)	37,350
Income taxes	6,086	8,456	23,643	24,278
Net (loss) earnings	(6,890)	(6,662)	(27,882)	13,072
Net (loss) earnings attributable to redeemable noncontrolling interest	(1,334)	(140)	(8,459)	537
Net (loss) earnings attributable to USANA	$(5,556)	$(6,522)	$(19,423)	$12,535

(Loss) earnings per common share attributable to USANA
Basic	$(0.30)	$(0.36)	$(1.05)	$0.67
Diluted	$(0.30)	$(0.36)	$(1.05)	$0.67

Weighted average common shares outstanding
Basic	18,498	18,293	18,460	18,618
Diluted	18,498	18,293	18,460	18,671

Comprehensive income (loss):
Net (loss) earnings	$(6,890)	$(6,662)	$(27,882)	$13,072
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	2,661	112	5,907	3,910
Tax benefit (expense) related to foreign currency translation adjustment	39	(52)	(705)	(529)
Other comprehensive income, net of tax	2,700	60	5,202	3,381
Comprehensive (loss) income	(4,190)	(6,602)	(22,680)	16,453
Comprehensive (loss) income attributable to redeemable noncontrolling interest	(1,334)	(140)	(8,459)	537
Comprehensive (loss) income attributable to USANA	$(2,856)	$(6,462)	$(14,221)	$15,916
The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)
For the nine months ended September 27, 2025

	Common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total stockholders' equity attributable to USANA
	Shares	Value
Balance at December 28, 2024	19,064	$19	$75,816	$478,944	$(22,670)	$532,109
Net earnings attributable to USANA				12,535		12,535
Other comprehensive income, net of tax					3,381	3,381
Equity-based compensation expense			10,078			10,078
Common stock repurchased and retired	(927)	(1)	(3,753)	(23,984)		(27,738)
Common stock issued under equity award plans	135	—				—
Tax withholding for net-share settled equity awards			(2,291)			(2,291)
Balance at September 27, 2025	18,272	$18	$79,850	$467,495	$(19,289)	$528,074

For the nine months ended October 3, 2026

	Common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total stockholders' equity attributable to USANA
	Shares	Value
Balance at January 3, 2026	18,281	$18	$83,544	$465,720	$(16,178)	$533,104
Net loss attributable to USANA				(19,423)		(19,423)
Other comprehensive income, net of tax					5,202	5,202
Equity-based compensation expense			10,262			10,262
Common stock issued under equity award plans	196	—				—
Tax withholding for net-share settled equity awards			(2,383)			(2,383)
Balance at October 3, 2026	18,477	$18	$91,423	$446,297	$(10,976)	$526,762
The accompanying notes are an integral part of these statements.

For the three months ended September 27, 2025

	Common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total stockholders' equity attributable to USANA
	Shares	Value
Balance at June 28, 2025	18,262	$18	$76,374	$474,017	$(19,349)	$531,060
Net loss attributable to USANA				(6,522)		(6,522)
Other comprehensive income, net of tax					60	60
Equity-based compensation expense			3,576			3,576
Common stock issued under equity award plans	10	—				—
Tax withholding for net-share settled equity awards			(100)			(100)
Balance at September 27, 2025	18,272	$18	$79,850	$467,495	$(19,289)	$528,074

For the three months ended October 3, 2026

	Common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total stockholders' equity attributable to USANA
	Shares	Value
Balance at July 4, 2026	18,463	$18	$88,111	$451,853	$(13,676)	$526,306
Net loss attributable to USANA				(5,556)		(5,556)
Other comprehensive income, net of tax					2,700	2,700
Equity-based compensation expense			3,404			3,404
Common stock issued under equity award plans	14	—				—
Tax withholding for net-share settled equity awards			(92)			(92)
Balance at October 3, 2026	18,477	$18	$91,423	$446,297	$(10,976)	$526,762
The accompanying notes are an integral part of these statements.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine months ended
	October 3, 2026	September 27, 2025
Cash flows from operating activities
Net (loss) earnings	$(27,882)	$13,072
Adjustments to reconcile net (loss) earnings to net cash provided by (used in) operating activities
Depreciation and amortization	24,066	24,001
Right-of-use asset reduction	4,560	5,415
Loss on sale of property and equipment	4	124
Equity-based compensation expense	10,262	10,078
Deferred income taxes	(3,141)	(4,462)
Inventory write-down	4,574	2,415
Goodwill impairment	29,137	—
Changes in operating assets and liabilities:
Trade accounts receivable	(722)	(572)
Inventories	10,487	(21,143)
Prepaid expenses and other assets	1,448	373
Accounts payable	329	4,131
Other liabilities	(8,079)	(7,693)
Net cash provided by (used in) operating activities	45,043	25,739
Cash flows from investing activities
Payments for the settlement of net investment hedges	(917)	—
Payments for net investment hedge	—	(1,072)
Proceeds from acquisition working capital adjustment	—	865
Proceeds from sale of property and equipment	66	—
Purchases of property and equipment	(9,322)	(11,028)
Net cash provided by (used in) investing activities	(10,173)	(11,235)
Cash flows from financing activities
Repurchase of common stock	—	(27,507)
Borrowings on line of credit	9,000	1,600
Payments on line of credit	(23,000)	(24,600)
Payments related to tax withholding for net-share settled equity awards	(2,383)	(2,291)
Distributions to redeemable noncontrolling interest	(1,376)	(1,258)
Net cash provided by (used in) financing activities	(17,759)	(54,056)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	3,546	3,197
Net increase (decrease) in cash, cash equivalents, and restricted cash	20,657	(36,355)
Cash, cash equivalents, and restricted cash at beginning of period	161,240	184,508
Cash, cash equivalents, and restricted cash at end of period	$181,897	$148,153
Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheets
Cash and cash equivalents	$178,915	$145,349
Restricted cash included in other assets	2,982	2,804
Total cash, cash equivalents, and restricted cash	$181,897	$148,153

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$473	$662
Income taxes	27,613	31,515
Cash received during the period for:
Income tax refund	390	149
Non-cash investing and financing activities:
Right-of-use assets obtained in exchange for lease obligations	1,800	6,502
Accrued purchases of property and equipment	26	64
Accrued excise tax for repurchase of common stock	—	231
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
Core Nutritional is the Company's primary business with approximately 83% of consolidated net sales year-to-date 2026. It is grouped and presented in two geographic regions:
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
In 2024, the Company entered into a merger agreement with Hiya Health Products, LLC ("Hiya"), a leading direct-to-consumer provider of high-quality children's health and wellness products, by which the Company acquired a 78.85% controlling ownership interest. Hiya operates and sells products in the United States, and during the first quarter of 2026 expanded into Canada and the United Kingdom. In 2022, the Company acquired Rise Wellness, Inc. ("Rise") and has expanded Rise's product offering, distribution channel, and customer base since its acquisition. Rise operates and sells products in the United States and Canada. Consequently, through the Company's Core Nutritional business, Hiya and Rise, we now operate and sell products through an omni-channel platform, which includes direct selling, direct-to-consumer, third-party marketplace (i.e. Amazon), and retail channels.
The condensed consolidated balance sheet as of January 3, 2026, derived from audited consolidated financial statements, and the unaudited interim condensed consolidated financial information of the Company have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X promulgated by the SEC. Accordingly, certain information and disclosures that are normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. In the opinion of the Company’s management, the accompanying unaudited interim condensed consolidated financial information contains all adjustments, consisting only of normal recurring adjustments, that are necessary to state fairly the Company’s financial position as of October 3, 2026, and results of operations and cash flows for the three and nine months ended October 3, 2026 and September 27, 2025.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
(unaudited)
The interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto that are included in the Company’s Annual Report on Form 10-K for the year ended January 3, 2026. The results of operations for the three and nine months ended October 3, 2026, are not necessarily indicative of the results that may be expected for the fiscal year ending January 2, 2027.
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
Recent Accounting Pronouncements
Issued Accounting Pronouncements Not Yet Adopted
In November 2024, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The standard is intended to provide investors with more decision-useful information about a public business entity's expenses by improving disclosures on income statement expenses through disclosure of disaggregated information about specific natural expense categories underlying certain relevant income statement expense line items that include one or more of five natural expense categories. ASU 2024-03 is effective for annual periods beginning after December 15, 2026 and interim periods beginning after December 15, 2027. The guidance will be applied on a prospective basis with the option to apply the standard retrospectively. Early adoption is permitted. The Company is currently evaluating the impact that adoption of the standard will have on its consolidated financial statements.
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

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
(unaudited)
As of October 3, 2026 and January 3, 2026, the following financial assets and liabilities were measured at fair value on a recurring basis using the type of inputs shown:

	October 3, 2026	Fair value measurements using
		Inputs
		Level 1	Level 2	Level 3
Money market funds included in cash equivalents	$94,279	$94,279	$—	$—
Foreign currency contracts included in other current liabilities	(64)	—	(64)	—
Net investment hedge included in prepaid expenses and other current assets	240	—	240	—
Deferred compensation liabilities included in other long-term liabilities	(6,629)	—	(6,629)	—

	January 3, 2026	Fair value measurements using
		Inputs
		Level 1	Level 2	Level 3
Money market funds included in cash equivalents	$87,851	$87,851	$—	$—
Foreign currency contracts included in other current liabilities	(26)	—	(26)	—
Deferred compensation liabilities included in other long-term liabilities	(6,024)	—	(6,024)	—
There were no transfers of financial assets or liabilities between levels of the fair value hierarchy for the periods indicated.
The majority of the Company’s non-financial assets, which include long-lived assets, are not required to be carried at fair value on a recurring basis. However, if an impairment charge is required, a non-financial asset would be written down to fair value. During the second quarter of 2026, the fair value of the Hiya reporting unit was estimated using an income approach and a market approach (level 3 measurement), which resulted in an impairment of goodwill in the reporting unit. As of October 3, 2026, none of the Company's non-financial assets were measured at fair value. As of January 3, 2026, the fair value of the Buy-Sell reporting unit was estimated using an income approach and a market approach (level 3 measurement), which resulted in an impairment of goodwill in the reporting unit.
As of October 3, 2026 and January 3, 2026, the Company’s financial instruments include cash equivalents, restricted cash, accounts receivable, and line of credit. The recorded values of cash equivalents, restricted cash, accounts receivable, and line of credit approximate their fair values based on their short-term nature.
NOTE C – GOODWILL AND INTANGIBLE ASSETS
Goodwill
During the second quarter of 2026, the Company identified a potential impairment indicator within its Hiya reporting unit related to current lower-than-expected financial performance and changes in the near-term forecast. As such, the Company performed a quantitative impairment analysis. Based on the results of this analysis, the Company concluded that the estimated fair value of its Hiya reporting unit was less than its carrying value. The fair value of the Hiya reporting unit was determined using a combination of an income approach, which estimates fair value based upon projected financial information discounted to present values, and a market approach based on guideline public companies (level 3 measurement).
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
The Company performed its annual goodwill impairment test as of October 3, 2026. The Company performed a qualitative assessment of each reporting unit and determined that it was not more-likely-than-not that the fair value of any reporting unit was less than its carrying amount. As a result, no impairment of goodwill was recognized during the three months ended October 3, 2026.
The Company’s market capitalization has been, and may continue to be, volatile. Although the Company's analysis did not result in an impairment of goodwill as of October 3, 2026, continuing volatility in the Company’s stock price and resulting market capitalization or a significant reduction in the Company's projected cash flows could result in a non-cash impairment charge in a future period.
The changes in the carrying amount of goodwill during the nine months ended October 3, 2026, including by reportable segment are as follows:

	Core Nutritional	Hiya	Rise	Total
Balance as of January 3, 2026 (1)
Gross goodwill	$16,670	$127,374	$445	$144,489
Accumulated impairment losses	(6,527)	—	—	(6,527)
Net goodwill as of January 3, 2026	10,143	127,374	445	137,962

Impairment	—	(29,137)	—	(29,137)
Currency translation adjustment	437	—	—	437

Balance as of October 3, 2026
Gross goodwill	17,107	127,374	445	144,926
Accumulated impairment losses	(6,527)	(29,137)	—	(35,664)
Net goodwill as of October 3, 2026	$10,580	$98,237	$445	$109,262
______________________________
(1)January 3, 2026 reflects the recast of previously reported goodwill by reportable segment to conform to the Company's reorganized reportable segments, effective January 4, 2026, See Note A and Note K.
Intangibles
The Company also performed its annual indefinite-lived intangible asset impairment test as of October 3, 2026. The Company performed a qualitative assessment of the indefinite-lived intangible asset and determined that it was not more-likely-than-not that the fair value of the indefinite-lived intangible asset was less than the carrying amount. As a result, no impairment of the indefinite-lived intangible asset was recognized.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
(unaudited)
NOTE D – INVENTORIES
Inventories consist of the following:

	October 3, 2026	January 3, 2026
Raw materials	$27,669	$31,732
Work in progress	4,717	5,003
Finished goods	51,696	65,873
Inventories	$84,082	$102,608
Noncurrent inventories	$9,229	$4,799
As of October 3, 2026, noncurrent inventories consisted of $7,691 of raw materials and $1,538 of finished goods inventory. As of January 3, 2026, noncurrent inventories consisted of $3,928 of raw materials and $871 of finished goods inventory. Noncurrent inventories are included in the “Other assets” line item on the Company’s condensed consolidated balance sheets. Noncurrent inventory is anticipated to be consumed beyond the Company's normal operating cycle, but prior to obsolescence.
NOTE E – INVESTMENT IN EQUITY SECURITIES
As of October 3, 2026 and January 3, 2026, the carrying amount of equity securities without readily determinable fair values was $20,000 and is included in the “Other assets” line item on the Company’s condensed consolidated balance sheets. The investment was made with the objective of generating long-term total return through capital appreciation, and, where applicable, dividend income.
During the three and nine months ended October 3, 2026 and September 27, 2025, no observable price changes occurred and no adjustment to the carrying value of the securities was recorded. Additionally, no impairment of securities was recorded for the three and nine months ended October 3, 2026, and September 27, 2025.
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
The following table presents other revenue, included in Net sales in the condensed consolidated statements of comprehensive income, for the periods indicated:

	Three months ended		Nine months ended
	October 3, 2026	September 27, 2025	October 3, 2026	September 27, 2025
Other revenue	$417	$744	$1,323	$1,808
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
As of October 3, 2026, one of the Company's customers accounted for more than 10% of trade accounts receivable, representing approximately 74% of total trade accounts receivable. As of January 3, 2026, two customers accounted for 10% or more of trade accounts receivable, representing approximately 50% and 16% of total trade accounts receivable.
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
The following table provides information about contract liabilities from contracts with customers, including significant changes in the contract liabilities balances during the period:

	October 3, 2026	January 3, 2026
Contract liabilities, included in other current liabilities, at beginning of period	$10,640	$12,050
Increase due to deferral of revenue at end of period	10,636	10,640
Decrease due to beginning contract liabilities recognized as revenue	(9,955)	(12,050)
Contract liabilities, included in other current liabilities, at end of period	$11,321	$10,640
NOTE G – LINE OF CREDIT
On June 27, 2025, the Company as borrower, and certain of its material subsidiaries as guarantors, entered into a Third Amended and Restated Credit Agreement (the “Credit Agreement”) with Bank of America, N.A. (“Bank of America”), as Administrative Agent, Swingline Lender and Letter of Credit Issuer, and the other lenders party thereto. On September 30, 2026, the Company entered into a First Amendment (the "First Amendment") to the Third Amended and Restated Credit Agreement, which reduced the required covenant thresholds beginning October 3, 2026.
The Credit Agreement provides for a revolving credit limit for loans to the Company of up to $75,000 (the “Credit Facility”). In addition, at the option of the Company, and subject to certain conditions, the Company may request to increase the aggregate commitment under the Credit Facility by up to $200,000.
There was $0 and $14,000 of outstanding debt balance on the Credit Facility as of October 3, 2026 and January 3, 2026, respectively. The obligations of the Company under the Credit Agreement are secured by the pledge of capital stock of subsidiaries of the Company, pursuant to a Security and Pledge Agreement.
Interest on revolving borrowings under the Credit Facility is computed using the Secured Overnight Financing Rate ("SOFR") or the base rate, which is based on the Federal Funds Rate, the Bank of America Prime Rate, or SOFR, adjusted by features specified in the Credit Agreement. The covenants require the Company's rolling four-quarter

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
(unaudited)
consolidated earnings before interest, taxes, depreciation and amortization ("EBITDA") (as defined in the Credit Agreement) to be equal to or greater than $80,000 for the period of four prior fiscal quarters ending on each of June 28, 2025, September 27, 2025, January 3, 2026, April 4, 2026, and July 4, 2026, and $100,000 for each fiscal quarter ending thereafter. Pursuant to the First Amendment, for the fiscal quarter ending October 3, 2026 and each fiscal quarter thereafter, if aggregate revolving exposure of all lenders does not exceed $50,000 as of the last day of the period, minimum EBITDA is reduced to $70,000 for that period. The covenants also require the Company's ratio of consolidated funded debt to consolidated EBITDA to be equal to or less than 2.0 to 1.0 at the end of each quarter. The Credit Agreement does not include any restrictions on the payment of cash dividends or share repurchases by the Company. Consolidated EBITDA and consolidated funded debt are non-GAAP terms. The Company will be required to pay any balance on this Credit Facility in full at the time of maturity in June 2030.
The Company maintains local lines of credit across different markets to secure sufficient working capital. As of October 3, 2026 and January 3, 2026, there was no balance on the local lines of credit.
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
During the nine months ended October 3, 2026, the Company entered into and settled a forward foreign currency contract designated as a net investment hedge with a notional amount of $61,766. During the nine months ended September 27, 2025, the Company entered into and settled a European option designated as a net investment hedge with a notional amount of $70,062.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
(unaudited)
For the nine months ended October 3, 2026 and September 27, 2025, the Company realized losses of $917 and $1,072, respectively, related to its net investment hedges. These amounts were recorded in FCTA within AOCI.
During the three months ended October 3, 2026, the Company entered into a forward foreign currency contract designated as a net investment hedge with a notional amount of $12,050. For the three months ended October 3, 2026, the Company had unrealized gains of $240 recorded to FCTA within AOCI.
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
The following is a reconciliation of the numerator and denominator used to calculate basic EPS and diluted EPS for the periods indicated:

	Three months ended		Nine months ended
	October 3, 2026	September 27, 2025	October 3, 2026	September 27, 2025
Net (loss) earnings attributable to USANA	$(5,556)	$(6,522)	$(19,423)	$12,535

Weighted average common shares outstanding – basic	18,498	18,293	18,460	18,618
Dilutive effect of in-the-money equity awards	—	—	—	53
Weighted average common shares outstanding – diluted	18,498	18,293	18,460	18,671
(Loss) earnings per common share from net (loss) earnings attributable to USANA:
Basic	$(0.30)	$(0.36)	$(1.05)	$0.67
Diluted	$(0.30)	$(0.36)	$(1.05)	$0.67

Equity awards excluded as the impact was anti-dilutive	1,153	368	1,116	410
Under the Company's share repurchase plan, there were no share repurchases during the three and nine months ended October 3, 2026. During the three months ended September 27, 2025, there were no share repurchases. During nine months ended September 27, 2025, the Company repurchased and retired 927 shares for $27,738, inclusive of accrued excise tax of $231.
The excess of the repurchase price over par value is allocated between additional paid-in capital and retained earnings on a pro-rata basis. The purchase of shares under this plan reduces the number of shares outstanding in the above calculations.
Because the Company reported a net loss for the three and nine months ended October 3, 2026 and for the three months ended September 27, 2025, all potentially dilutive shares have been excluded from the calculation of diluted net loss per share as their effect would have been antidilutive. Accordingly, basic and diluted net loss per share are the same

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
(unaudited)
for these three periods. The number of shares excluded for the three and nine months ended October 3, 2026 and for the three months ended September 27, 2025 are 8, 10, and 100, respectively.
As of October 3, 2026, the remaining authorized repurchase amount under the stock repurchase plan was $33,965, inclusive of accrued excise tax. There is no expiration date on the remaining approved repurchase amount and no requirement for future share repurchases.
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

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
(unaudited)

	Three months ended October 3, 2026
	Core Nutritional	Hiya	Rise	Total
Net sales (1)	$170,697	$31,545	$3,643	$205,885
Less:
Cost of sales	34,017	10,678	4,022	48,717
Brand Partner incentives	71,890	—	—	71,890
Selling, general and administrative (2)	57,847	27,203	1,676	86,726
Goodwill impairment	—	—	—	—
Segment earnings (loss) from operations	$6,943	$(6,336)	$(2,055)	$(1,448)

Reconciliation of segment earnings from operations
Interest income				645
Interest expense				(38)
Other, net				37
Loss before income taxes				$(804)
______________________________
(1)The Core Nutritional segment excludes $942 and $3,330 of intersegment net sales to Hiya and Rise, respectively.
(2)Includes amortization of acquired intangible assets of $4,455 and $57 for the Hiya and Rise segments, respectively.

	Three months ended September 27, 2025
	Core Nutritional	Hiya	Rise	Total
Net sales (1)	$176,219	$30,846	$6,605	$213,670
Less:
Cost of sales	33,198	10,978	4,639	48,815
Brand Partner incentives	77,684	—	—	77,684
Selling, general and administrative (2)	63,297	20,504	2,146	85,947
Segment earnings (loss) from operations	$2,040	$(636)	$(180)	$1,224

Reconciliation of segment earnings from operations
Interest income				578
Interest expense				(49)
Other, net				41
Earnings before income taxes				$1,794
______________________________
(1)The Core Nutritional segment excludes $4,536 of intersegment net sales to Rise.
(2)Includes amortization of acquired intangible assets of $126, $4,461, and $211, for the Core Nutritional, Hiya, and Rise segments, respectively.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
(unaudited)

	Nine months ended October 3, 2026
	Core Nutritional	Hiya	Rise	Total
Net sales (1)	$566,701	$91,957	$20,718	$679,376
Less:
Cost of sales	106,997	29,729	19,766	156,492
Brand Partner incentives	244,019	—	—	244,019
Selling, general and administrative (2)	177,673	73,126	6,499	257,298
Goodwill impairment	—	29,137	—	29,137
Segment earnings (loss) from operations	$38,012	$(40,035)	$(5,547)	$(7,570)

Reconciliation of segment earnings from operations
Interest income				1,677
Interest expense				(278)
Other, net				1,932
Loss before income taxes				$(4,239)
______________________________
(1)The Core Nutritional segment excludes $1,994 and $17,607 of intersegment net sales to Hiya and Rise, respectively.
(2)Includes amortization of acquired intangible assets of $13,366 and $478 for the Hiya and Rise segments, respectively.

	Nine months ended September 27, 2025
	Core Nutritional	Hiya	Rise	Total
Net sales (1)	$586,531	$101,866	$10,660	$699,057
Less:
Cost of sales	106,873	37,372	7,199	151,444
Brand Partner incentives	254,709	—	—	254,709
Selling, general and administrative (2)	192,678	61,937	4,676	259,291
Segment earnings (loss) from operations	$32,271	$2,557	$(1,215)	$33,613

Reconciliation of segment earnings from operations
Interest income				1,920
Interest expense				(719)
Other, net				2,536
Earnings before income taxes				$37,350
______________________________
(1)The Core Nutritional segment excludes $6,482 of intersegment net sales to Rise.
(2)Includes amortization of acquired intangible assets of $320, $13,372, and $632 for the Core Nutritional, Hiya, and Rise segments, respectively.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
(unaudited)

	Three months ended		Nine months ended
	October 3, 2026	September 27, 2025	October 3, 2026	September 27, 2025
Depreciation and amortization:
Core Nutritional	$3,590	$3,240	$10,184	$9,950
Hiya	4,468	4,468	13,404	13,419
Rise	57	211	478	632
Consolidated total	$8,115	$7,919	$24,066	$24,001
No single Brand Partner or customer accounted for 10% or more of net sales for the periods presented. The table below summarizes the approximate percentage of total product revenue for the Company's Core Nutritional, Hiya, and Rise reportable segments, that has been contributed by the Company’s Core Nutritional, foods, and personal care and skincare products for the periods indicated.

	Three months ended		Nine months ended
	October 3, 2026	September 27, 2025	October 3, 2026	September 27, 2025
Core Nutritional:
USANA® Nutritionals	71%	72%	72%	74%
USANA Foods(1)	6%	6%	6%	6%
Personal care and skincare	7%	5%	6%	5%
Hiya	14%	14%	13%	14%
Rise	2%	3%	3%	1%
______________________________
(1)Includes the Company’s Active Nutrition line.
Selected Financial Information
Financial information, presented by geographic region is listed below:

	Three months ended		Nine months ended
	October 3, 2026	September 27, 2025	October 3, 2026	September 27, 2025
Net sales to external customers:
Asia Pacific
Greater China	$93,882	$92,571	$331,830	$324,488
Southeast Asia Pacific	29,885	29,178	89,267	97,785
North Asia	14,221	17,690	43,387	53,797
Asia Pacific total	137,988	139,439	464,484	476,070
Americas and Europe (1)	67,897	74,231	214,892	222,987
Consolidated total	$205,885	$213,670	$679,376	$699,057
______________________________
(1)Includes results of the Hiya and Rise segments.

USANA HEALTH SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
(unaudited)
The following table provides further information on markets representing ten percent or more of consolidated net sales and long-lived assets (excluding intangible assets), respectively:

	Three months ended		Nine months ended
	October 3, 2026	September 27, 2025	October 3, 2026	September 27, 2025
Net sales:
China	$84,589	$82,616	$302,447	$292,411
United States (1)	52,321	56,889	164,939	168,894
______________________________
(1)Includes results of the Hiya and Rise segments.

	As of
	October 3, 2026	January 3, 2026
Long-lived assets:
United States (1)	$77,700	$77,137
China	29,408	29,556
______________________________
(1)Includes balances of the Hiya and Rise segments.
NOTE L – INCOME TAXES
For the three months ended October 3, 2026, the Company reported income tax expense of $6,086 compared to $8,456 in the prior-year period. The decline in income tax expense is due to the lower earnings in China and other non-U.S. markets. The variation from the Company’s customary effective tax rate relationship is primarily attributable to an unfavorable shift in the jurisdictional mix of the Company’s earnings, such that losses generated in certain markets are not producing a corresponding income tax benefit while income earned in other, generally higher-taxed, jurisdictions continues to generate income tax expense.
For the nine months ended October 3, 2026, the Company reported income tax expense of $23,643 compared to $24,278 in the prior-year period. The decline in income tax expense is due to the lower earnings in China and other non-U.S. markets. The variation from the Company’s customary effective tax rate relationship is primarily attributable to an unfavorable shift in the jurisdictional mix of the Company’s earnings, such that losses generated in certain markets are not producing a corresponding income tax benefit while income earned in other, generally higher-taxed, jurisdictions continues to generate income tax expense.
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

	Three months ended		Nine months ended
	October 3, 2026	September 27, 2025	October 3, 2026	September 27, 2025
Beginning balance	$44,667	$54,498	$53,168	$54,223
Net (loss) earnings attributable to redeemable noncontrolling interest	(1,334)	(140)	(8,459)	537
Distributions to redeemable noncontrolling interest	—	(879)	(1,376)	(1,258)
Business combination measurement period adjustment	—	—	—	(23)
Ending balance	$43,333	$53,479	$43,333	$53,479
NOTE N – SUBSEQUENT EVENT
On July 17, 2026, the Company entered into a binding contract for the sale of its owned office and warehouse facility located in Castle Hill, New South Wales, Australia for a gross sale price of $17,984. The sale settled on October 12, 2026, subsequent to the end of the Company’s third fiscal quarter, with net cash proceeds of approximately $16,080 and an estimated pre-tax gain of $8,230 to be recognized in the fourth quarter of 2026. As of October 3, 2026, the criteria for held-for-sale classification had not yet been fully satisfied due to continuing operational use of the facility by Company personnel and therefore the real property included in the sale remained classified within property and equipment, net on the condensed consolidated balance sheet. Approximately $7,850 of property and equipment net book value from the sale was removed in October 2026 and the Company repatriated $12,041 of the net proceeds to USANA Health Sciences, Inc. through an intercompany dividend from its Australian subsidiary, USANA Australia Pty Ltd.

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
Overview
We develop and manufacture high quality nutritional supplements, functional foods and personal care products that are sold throughout the world. Historically, we have distributed our products through the direct selling channel, because we believe it is conducive to our vision of improving the overall health and nutrition of individuals and families around the world. On December 23, 2024, we acquired a 78.85% controlling ownership interest in Hiya, a leading provider of high-quality children's health and wellness products. We believe that the addition of Hiya to our business promotes our vision and adds a diversified layer of growth in the direct-to-consumer channel. In 2022, we acquired Rise and have expanded Rise's product offering, distribution channel, and customer base since its acquisition. Consequently, through our Core Nutritional business, Hiya, and Rise, we now operate and sell products through an omni-channel platform, which includes direct selling, direct-to-consumer, third-party marketplace and retail channels and organize our business into three reportable segments: Core Nutritional, Hiya, and Rise.
Core Nutritional: Core Nutritional is our primary business with approximately 83% of consolidated net sales during the nine months ended October 3, 2026. Our Core Nutritional customer base is primarily comprised of two types of customers: “Brand Partners” and “Preferred Customers,” referred to together as “active Customers.” Our Brand Partners also sell our products to retail customers. Brand Partners share in our company vision by acting as independent distributors of our products in addition to purchasing our products for their personal use. In 2023, we launched our Affiliate program in the United States, Canada, and Mexico, which offers another sales and compensation opportunity to individuals who are interested in selling USANA products. Affiliates are discussed and reported in the report as part of our Brand Partners. Preferred Customers purchase our products strictly for personal use and are not permitted to resell or to distribute the products. We only count as active Customers those Brand Partners and Preferred Customers who have purchased from us at any time during the most recent three-month period. As of October 3, 2026, we had approximately 356,000 active Customers worldwide in the Core Nutritional business.
We have Core Nutritional operations in multiple markets, with sales and expenses being generated and incurred in multiple currencies. Our reported U.S. dollar sales and earnings can be significantly affected by fluctuations in currency exchange rates. In general, our operating results are affected positively by a weakening of the U.S. dollar and negatively by a strengthening of the U.S. dollar. During the nine months ended October 3, 2026, net sales outside of the United States represented 90.8% of Core Nutritional net sales. In our net sales discussions that follow, we approximate the impact of currency fluctuations on net sales by translating current year sales at the average exchange rates in effect during the comparable periods of the prior year.

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
The following tables summarize operating results as a percentage of net sales for the current and prior-year periods, as indicated:

	Three months ended
	October 3, 2026				September 27, 2025
	Core Nutritional	Hiya	Rise	Consolidated	Core Nutritional	Hiya	Rise	Consolidated
Net sales	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of sales	19.9%	33.9%	110.4%	23.7%	18.8%	35.6%	70.2%	22.8%
Gross profit	80.1%	66.1%	(10.4%)	76.3%	81.2%	64.4%	29.8%	77.2%
Operating expenses:
Brand Partner incentives	42.1%	—%	—%	34.9%	44.1%	—%	—%	36.4%
Selling, general and administrative	33.9%	86.2%	46.0%	42.1%	35.9%	66.5%	32.5%	40.2%
Goodwill impairment	—%	—%	—%	—%	—%	—%	—%	—%
Total operating expenses	76.0%	86.2%	46.0%	77.0%	80.0%	66.5%	32.5%	76.6%
(Loss) earnings from operations	4.1%	(20.1%)	(56.4%)	(0.7%)	1.2%	(2.1%)	(2.7%)	0.6%

Amortization of acquired intangible assets	—%	14.1%	1.6%	2.2%	0.1%	14.5%	3.2%	2.2%

	Nine months ended
	October 3, 2026				September 27, 2025
	Core Nutritional	Hiya	Rise	Consolidated	Core Nutritional	Hiya	Rise	Consolidated
Net sales	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of sales	18.9%	32.3%	95.4%	23.0%	18.2%	36.7%	67.5%	21.7%
Gross profit	81.1%	67.7%	4.6%	77.0%	81.8%	63.3%	32.5%	78.3%
Operating expenses:
Brand Partner incentives	43.1%	—%	—%	35.9%	43.4%	—%	—%	36.4%
Selling, general and administrative	31.4%	79.5%	31.4%	37.9%	32.9%	60.8%	43.9%	37.1%
Goodwill impairment	—%	31.7%	—%	4.3%	—%	—%	—%	—%
Total operating expenses	74.5%	111.2%	31.4%	78.1%	76.3%	60.8%	43.9%	73.5%
(Loss) earnings from operations	6.6%	(43.5%)	(26.8%)	(1.1%)	5.5%	2.5%	(11.4%)	4.8%

Amortization of acquired intangible assets	—%	14.5%	2.3%	2.0%	0.1%	13.1%	5.9%	2.0%

For more information relating to our reportable segments, see Note K to our condensed consolidated financial statements.
Products
The following table summarizes the approximate percentage of total product revenue for the Core Nutritional business that has been contributed by major product lines and our top-selling products for the current and prior-year periods, as indicated:

	Nine months ended
	October 3, 2026	September 27, 2025
Product line
USANA® Nutritionals
Optimizers	71%	71%
Essentials/CellSentials(1)	15%	16%
USANA Foods(2)	8%	6%
Personal care and Skincare	6%	6%
All other	—%	1%
Key product
USANA® Essentials/CellSentials	9%	10%
Proflavanol®	8%	9%
Probiotic	7%	8%
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
(2)Includes our Active Nutrition line.
The following table summarizes the approximate percentage of total product revenue for our Hiya segment that has been contributed by major product lines for the current and prior-year periods, as indicated:

	Nine months ended
Product line	October 3, 2026	September 27, 2025
Kids Daily Multivitamin	55%	54%
Kids Daily Probiotic	13%	14%
Kids Daily Greens and Superfoods	11%	13%
Kids Bedtime Essentials	11%	11%
Kids Daily Iron	5%	4%
Kids Daily Hydration	2%	1%
Kids Daily Immune	1%	3%
Kids Daily Fiber+	1%	—%
Kids Daily Growth + Protein	1%	—%

The following table summarizes the approximate percentage of total product revenue for our Rise segment that has been contributed by major product lines for the current and prior-year periods, as indicated:

	Nine months ended
Product line	October 3, 2026	September 27, 2025
Protein Pop (1)	68%	14%
Bars	30%	81%
Powders	2%	5%
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
Sales to Brand Partners accounted for approximately 51% of Core Nutritional business sales during the nine months ended October 3, 2026, with the remainder of our sales generated from Preferred Customers. As of October 3, 2026, Brand Partners and Preferred Customers represented approximately 46% and 54%, respectively, of the total active Customer base for the quarter in the Core Nutritional business. The table below summarizes the changes in our active Customer base for the Core Nutritional business by geographic region, rounded to the nearest thousand as of the dates indicated:

	Total active Customers by region				Change from prior year	Percent change
	As of October 3, 2026		As of September 27, 2025
Asia Pacific:
Greater China	192,000	53.9%	210,000	54.1%	(18,000)	(8.6%)
Southeast Asia Pacific	61,000	17.2%	61,000	15.7%	—	—%
North Asia	30,000	8.4%	37,000	9.6%	(7,000)	(18.9%)
Asia Pacific total	283,000	79.5%	308,000	79.4%	(25,000)	(8.1%)
Americas and Europe	73,000	20.5%	80,000	20.6%	(7,000)	(8.8%)
	356,000	100.0%	388,000	100.0%	(32,000)	(8.2%)
Hiya
Hiya's active Monthly Subscribers are comprised of two types: first-time customers and recurring customers. First-time customers are viewed as an investment as the customer is provided a discount, and shipping costs are higher due to the inclusion of a refillable glass bottle. Additionally, as Hiya is primarily a direct-to-consumer company, customer acquisition is heavily influenced by the level of marketing spend. Recurring customers are not provided the same discount, and shipping costs are lower on refill orders. Both gross margins as well as operating margins improve with recurring customer orders, therefore, profitability margins are affected by sales mix between these two types of customers. As of September 30, 2026 and September 30, 2025, Hiya had approximately 195,500 and 193,400 active Monthly Subscribers, respectively.

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
Results of Operations
Summary of Financial Results
Net sales for the third quarter of 2026 decreased 3.6% to $205.9 million, a decrease of $7.8 million, compared with the prior-year quarter. The decrease in sales is primarily the result of a decline in both the Core Nutritional and Rise segments of $5.5 million and $3.0 million, respectively, partially offset by a $0.7 million increase in net sales for the Hiya segment. Additionally, favorable changes in currency exchange rates positively impacted Core Nutritional net sales by an estimated $4.2 million in the current-year quarter.
Net loss attributable to USANA for the third quarter of 2026 was $5.6 million, an improvement of $0.9 million, compared with a net loss of $6.5 million during the prior-year quarter. The change is primarily attributable to lower operating expenses, partially offset by a decrease in net sales and a higher effective tax rate.

Three months ended October 3, 2026 and September 27, 2025
Net Sales
The following table summarizes the changes in net sales by segment for the fiscal quarters ended as of the dates indicated:

	Net sales by region (in thousands)				Change from prior year	Percent change	Currency impact on sales	Percent change excluding currency impact
	Three months ended
	October 03, 2026		September 27, 2025
Core Nutritional:
Asia Pacific
Greater China	$93,882	45.6%	$92,571	43.3%	$1,311	1.4%	$4,109	(3.0%)
Southeast Asia Pacific	29,885	14.5%	29,178	13.7%	707	2.4%	138	2.0%
North Asia	14,221	6.9%	17,690	8.3%	(3,469)	(19.6%)	(246)	(18.2%)
Asia Pacific total	137,988	67.0%	139,439	65.3%	(1,451)	(1.0%)	4,001	(3.9%)
Americas and Europe	32,709	15.9%	36,780	17.2%	(4,071)	(11.1%)	203	(11.6%)
Core Nutritional total	170,697	82.9%	176,219	82.5%	(5,522)	(3.1%)	4,204	(5.5%)
Hiya	31,545	15.3%	30,846	14.4%	699	2.3%	—	2.3%
Rise	3,643	1.8%	6,605	3.1%	(2,962)	(44.8%)	—	(44.8%)
Consolidated total	$205,885	100.0%	$213,670	100.0%	$(7,785)	(3.6%)	$4,204	(5.6%)
Core Nutritional Net Sales
Net sales in the Core Nutritional business for the three-month period ended October 3, 2026 were $170.7 million, down 3.1% when compared to the corresponding period of 2025. On a constant currency basis, net sales in the Core Nutritional business declined 5.5%. The decrease in Core Nutritional net sales was mainly due to the decrease in active Customers of 8.2%, partially offset by an increase in average spend per customer.
Asia Pacific: Net sales declined 1.0%, or 3.9% on a constant currency basis during the current-year quarter, primarily due to an 8.1% decline in active Customers, partially offset by a 5.6% increase in average spend per active Customer.
The following table summarizes changes in local currency net sales, active Customer counts, and average spend per active Customer for the markets primarily contributing to the decline in net sales within the Asia Pacific region:

Market	Local currency net sales	Active Customers	Average spend per active Customer
South Korea	(18.4%)	(19.4%)	1.3%
China	(1.4%)	(9.2%)	8.6%
Malaysia	(7.2%)	(16.7%)	11.2%

Americas and Europe: Net sales declined 11.1%, or 11.6% on a constant currency basis during the current-year quarter, primarily due to an 8.8% decline in active Customers and a 2.2% decline in average spend per active Customer. Year-over-year results in this region reflect a continued challenging environment to attract new customers.
The following table summarizes changes in local currency net sales, active Customer counts, and average spend per active Customer for the markets primarily contributing to the decline in net sales within the Americas and Europe region:

Market	Local currency net sales	Active Customers	Average spend per active Customer
United States	(10.0%)	(2.9%)	(7.3%)
Canada	(13.4%)	(11.1%)	(2.5%)
Hiya Net Sales
Net sales in the Hiya segment for the three-month period ended October 3, 2026 were $31.5 million, up 2.3% when compared to the corresponding period of 2025. Net sales through retail and amazon as well as an increase in new customers in the DTC channel supported the year-over-year increase.
Rise Net Sales
Net sales in the Rise segment for the three-month period ended October 3, 2026 were $3.6 million, down 44.8% when compared to the corresponding period of 2025. The decrease was primarily due to higher retail sales in the prior-year quarter.
Gross Profit

Consolidated gross profit decreased 90 basis points to 76.3% of net sales, down from 77.2% in the prior-year quarter. Gross profit margin in the Core Nutritional business declined 110 basis points from the prior year to 80.1% of segment net sales, reflecting production inefficiencies driven by lower production levels, and an increase in inventory scrap reserves, partially offset by a favorable change in market sales mix. Hiya gross margins increased 170 basis points from the prior year to 66.1% of segment net sales, largely reflecting savings in shipping costs and decreased inventory scrap costs. Rise gross margins of (10.4%) primarily reflected increased inventory scrap reserves, partially offset by a favorable change in sales mix with a higher concentration of retail sales in the prior-year quarter that carry a lower gross margin.
Brand Partner Incentives
Brand Partner incentives expense is incurred only in the Core Nutritional segment. Brand Partner incentives decreased 150 basis points to 34.9% of consolidated net sales, down from 36.4% in the prior-year quarter. Brand Partner incentives for the Core Nutritional business were down 200 basis points year-over-year at 42.1% of segment net sales. This decrease can be primarily attributed to higher incentives in the prior-year quarter related to the early introduction of new compensation plan bonuses, partially offset by an unfavorable change in market mix.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased slightly by $0.8 million in absolute terms during the current-year quarter, or 190 basis points relative to net sales. Selling, general and administrative expenses for the Core Nutritional business decreased 200 basis points from the prior year to 33.9% of segment net sales. The decrease is primarily attributable to lower employee compensation associated with the cost realignment initiatives that took place in the fourth quarter of 2025 and reduced convention costs compared to the prior-year period. Hiya, which operates with higher relative selling, general and administrative expenses compared to the Core Nutritional business, experienced a notable increase in relative expense from 66.5% to 86.2% of segment net sales that can primarily be attributed to higher advertising and marketing costs. Although small in absolute terms, Rise experienced a notable increase in relative expense from 32.5% to 46.0% of segment net sales, primarily as a result of lower net sales and continued investment to build its retail opportunity.

Income Taxes
Income tax expense totaled $6.1 million during the third quarter of 2026 on losses before income taxes of $0.8 million, a decrease of $2.4 million from the prior-year quarter. The decrease in income tax expense is due to lower earnings in China and other non-U.S. markets. The variation from the Company’s customary effective tax rate relationship is primarily attributable to an unfavorable shift in the jurisdictional mix of the Company’s earnings, such that losses generated in certain markets are not producing a corresponding income tax benefit while income earned in other, generally higher-taxed, jurisdictions continues to generate income tax expense. See also Note L to the condensed consolidated financial statements.
Diluted (Loss) Earnings per Share Attributable to USANA
Diluted loss per share attributable to USANA improved to $(0.30) during the third quarter of 2026 compared to $(0.36) in the prior-year quarter primarily as a result of lower income tax expense.
Nine months ended October 3, 2026 and September 27, 2025
Net Sales
The following table summarizes the changes in net sales by segment for the nine months ended as of the dates indicated:

	Net Sales by Region (in thousands)				Change from prior year	Percent change	Currency impact on sales	Percent change excluding currency impact
	Nine months ended
	October 3, 2026		September 27, 2025
Core Nutritional:
Asia Pacific
Greater China	$331,830	48.9%	$324,488	46.4%	$7,342	2.3%	$14,325	(2.2%)
Southeast Asia Pacific	89,267	13.1%	97,785	14.0%	(8,518)	(8.7%)	2,856	(11.6%)
North Asia	43,387	6.4%	53,797	7.7%	(10,410)	(19.4%)	(1,397)	(16.8%)
Asia Pacific total	464,484	68.4%	476,070	68.1%	(11,586)	(2.4%)	15,784	(5.7%)
Americas and Europe	102,217	15.0%	110,461	15.8%	(8,244)	(7.5%)	2,158	(9.4%)
Core Nutritional total	566,701	83.4%	586,531	83.9%	(19,830)	(3.4%)	17,942	(6.4%)
Hiya	91,957	13.5%	101,866	14.6%	(9,909)	(9.7%)	—	(9.7%)
Rise	20,718	3.1%	10,660	1.5%	10,058	94.4%	—	94.4%
Consolidated total	$679,376	100.0%	$699,057	100.0%	$(19,681)	(2.8%)	$17,942	(5.4%)
Core Nutritional Net Sales
Net sales in the Core Nutritional business for the nine-month period ended October 3, 2026 were $566.7 million, down 3.4% when compared to the corresponding period of 2025. On a constant currency basis, net sales in the Core Nutritional business declined 6.4%. The decrease in Core Nutritional net sales was mainly due to a 9.6% decrease in active Customers, partially offset by an increase in average spend per active Customer of 3.2%.
Asia Pacific: Net sales declined 2.4%, or 5.7% on a constant currency basis during the current-year period. Active Customers declined 10.0% year-over-year, partially offset by 4.2% higher average spend per customer. The net sales decline in this region reflects a continued challenging environment to attract new customers.

The following table summarizes changes in local currency net sales, active Customer counts, and average spend per active Customer for the markets primarily contributing to the decline in net sales within the Asia Pacific region:

Market	Local currency net sales	Active Customers	Average spend per active Customer
South Korea	(17.0%)	(21.6%)	5.5%
Malaysia	(18.9%)	(27.0%)	10.7%
China	(2.3%)	(7.4%)	5.5%
Americas and Europe: Net sales declined 7.5%, or 9.4% on a constant currency basis during the current-year period, primarily due to a 7.7% decline in active Customers and a 0.9% decline in average spend per active Customer. Year-over-year results in this region reflect a continued challenging environment to attract new customers.
The following table summarizes changes in local currency net sales, active Customer counts, and average spend per active Customer for the markets primarily contributing to the decline in net sales within the Americas and Europe region:

Market	Local currency net sales	Active Customers	Average spend per active Customer
Canada	(12.2%)	(7.2%)	(5.5%)
United States	(5.4%)	(1.9%)	(3.5%)
Hiya Net Sales
Net sales in the Hiya segment for the nine-month period ended October 3, 2026 were $92.0 million, down 9.7% when compared to the corresponding period of 2025. The decrease was driven by a challenging digital marketing environment in the first half of 2026, which created pressure in both net sales and subscriber growth during this period, partially offset by improvements in the third quarter as discussed above.
Rise Net Sales
Net sales in the Rise segment for the nine-month period ended October 3, 2026 were $20.7 million, up $10.1 million, or 94.4%, when compared to the corresponding period of 2025. The increase was primarily the result of timing of the Protein Pop launch in large national retailers and club retailers late in the third quarter of 2025.
Gross Profit
Gross profit decreased 130 basis points to 77.0% of net sales, down from 78.3% for the nine months ended September 27, 2025. Gross profit margin in the Core Nutritional business declined 70 basis points from the prior year to 81.1% of segment net sales, reflecting production inefficiencies driven by lower production levels, partially offset by favorable changes in currency and market sales mix. Hiya gross margins increased 440 basis points from the prior year to 67.7% of segment net sales, largely reflecting savings in shipping costs, favorable sales mix, and an acquisition related inventory basis step-up in the prior year. Rise gross margins of 4.6% primarily reflected an unfavorable change in sales mix with a higher concentration of retail sales in the current year-to-date period that carry a lower gross margin and increased inventory scrap reserves.
Brand Partner Incentives
Brand Partner incentives expense is incurred only in the Core Nutritional segment. Brand Partner incentives decreased 50 basis points to 35.9% of consolidated net sales, down from 36.4% in the prior-year period. Brand Partner incentives for the Core Nutritional segment were down 30 basis points year-over-year at 43.1% of segment net sales. This decrease can be primarily attributed to incremental bonuses in the prior-year period resulting from the early introduction of the new compensation plan and price changes, partially offset by an increase in incentive promotions and an unfavorable change in market mix.

Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased $2.0 million in absolute terms during the current-year period, but increased 80 basis points from a relative perspective. Selling, general and administrative expenses for the Core Nutritional business decreased 150 basis points to 31.4% of segment net sales. The decrease is primarily attributable to lower employee compensation associated with the cost realignment initiatives that took place in the fourth quarter of 2025. Hiya, which operates with higher relative selling, general and administrative expenses compared to the Core Nutritional business, experienced a notable increase in relative expense from 60.8% to 79.5% of segment net sales that can primarily be attributed to higher advertising and marketing costs. Although small in absolute terms, Rise experienced an increase in absolute terms of $1.8 million during the current-year period, but decreased from 43.9% to 31.4% of segment net sales, as a result of leverage gained on higher net sales.
Goodwill Impairment
During the second quarter of 2026, due to lower-than-expected performance and changes in the near-term forecast in the Hiya reporting unit, the Company took additional steps to perform an interim goodwill impairment test. As a result of this analysis, the Company recorded a non-cash goodwill impairment charge of $29.1 million. This non-cash charge primarily reflects the current performance and changes in near-term forecasts, as well as updated valuation assumptions under applicable accounting standards, including adjustments to market multiples and discount rates. The impairment does not reflect a change in management’s commitment to the business. The Company remains confident in the future of Hiya and recognizes its strategic importance as part of the Company's consolidated long-term growth strategy as Hiya leverages its brand across additional channels and international markets. There was no comparable goodwill impairment charge in the nine months ended September 27, 2025.
Income Taxes
Income tax expense totaled $23.6 million during the nine-month period ended October 3, 2026 on losses before income taxes of $4.2 million, a decrease of $0.6 million from the prior-year period. The decline in income tax expense is due to the lower earnings in China and other non-U.S. markets. The variation from the Company’s customary effective tax rate relationship is primarily attributable to an unfavorable shift in the jurisdictional mix of the Company’s earnings, such that losses generated in certain markets are not producing a corresponding income tax benefit while income earned in other, generally higher-taxed, jurisdictions continues to generate income tax expense. See also Note L to the condensed consolidated financial statements.
Diluted (Loss) Earnings per Share Attributable to USANA
Diluted (loss) earnings per share attributable to USANA decreased to $(1.05) during the nine months ended October 3, 2026 as compared to $0.67 reported in the prior year primarily as a result of lower earnings from operations and the non-cash charge for goodwill impairment.
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
Cash and Cash Equivalents
Cash and cash equivalents increased to $178.9 million as of October 3, 2026, from $158.4 million as of January 3, 2026. Cash flow provided by operating activities was $45.0 million, offset by cash used in financing activities of $17.8 million, and cash used in investing activities of $10.2 million. Additionally, favorable changes in currency exchange rates have impacted cash and cash equivalents, and restricted cash by $3.5 million.
The table below presents concentrations of cash and cash equivalents by market for the periods indicated:

	Cash and cash equivalents (in millions)
	As of October 3, 2026	As of January 3, 2026
United States	$58.0	$28.5
China	79.7	89.3
All other markets	41.2	40.6
Total cash and cash equivalents	$178.9	$158.4
During the nine months ended October 3, 2026, our China subsidiary remitted profits through an annual dividend of $62.3 million to the United States, net of a loss from a dividend hedge and applicable taxes.
Cash Flows Provided by Operations
As discussed above, our principal source of liquidity comes from our net cash flow from operations.
Net cash flow provided by operating activities was $45.0 million for the first nine months of 2026. Net loss combined with adjustments of non-cash items and a decrease in inventory purchases contributed positively to our net cash flow provided by operating activities, partially offset by cash used to pay the 2025 annual employee bonus and accrued Brand Partner incentives.
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
As of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective to provide reasonable assurance as of October 3, 2026.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the fiscal quarter ended October 3, 2026, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Our share repurchase plan has been ongoing since the fourth quarter of 2000, with the Board of Directors periodically approving additional dollar amounts for share repurchases under the plan. At October 3, 2026, the authorized amount available for repurchases under the plan was $34.0 million.
Repurchases are made from time to time at management’s discretion in accordance with applicable federal securities laws. Repurchases may occur through open market purchases, pursuant to a Rule 10b5-1 trading plan, or in other transactions as permitted by the rules of the SEC. There is no requirement for future share repurchases, and there is no expiration date of the repurchase plan.
During the three months ended October 3, 2026, we did not make any purchases of our common stock under our share repurchase plan.
Item 5. OTHER INFORMATION
During the three months ended October 3, 2026, none of our directors or officers informed us of the adoption, modification or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

Item 6. EXHIBITS
Exhibits marked with an asterisk (*) are filed herewith.

Exhibit Number	Description
10.1
First Amendment, dated as of September 30, 2026, to the Third Amended and Restated Credit Agreement, dated as of June 27, 2025, among USANA Health Sciences, Inc., the Guarantors party thereto, the Lenders party thereto, and Bank of America, N.A., as Administrative Agent, Swingline Lender and L/C Issuer (incorporated by reference to the Company’s Current Report on Form 8-K filed October 5, 2026, Exhibit 10.1, File No. 001-35024).

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

Date: November 12, 2026	USANA HEALTH SCIENCES, INC.

/s/ G. Douglas Hekking
G. Douglas Hekking
Chief Financial Officer (Principal Financial Officer)